Form 10QSB
period 2006-09-30
Reperio Exploration Inc.
filed 2006-11-14
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  333-136069

REPERIO EXPLORATION INC.
(Name of small business issuer as in its charter)
Nevada	20-4237445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
650 – 1500 West Georgia Street, Vancouver, BC V6G 2Z6
(Address of principal executive offices)
(604) 484-9086
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of October 23, 2006, there were 3,000,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

D/JLM/916907.1

REPERIO EXPLORATION INC.

(An Exploration Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

REPERIO EXPLORATION INC. (An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
			September 30, 2006		June 30, 2006
ASSETS
Current
Cash			$89,895		$79,860
Total current assets			89,895		79,860

Total assets			$89,895		$79,860
LIABILITIES
Current
Accounts payable and accrued expenses			$5,325		$5,154
Due to shareholders			100,000		100,000
Stock issuance liability			33,000		-
Total current liabilities			138,325		105,154
Total Liabilities		~~$~~	138,325	~~$~~	105,154

STOCKHOLDERS’ EQUITY
Share capital
Authorized:

Common stock	$0.001 par value, 75,000,000 shares authorized
Issued, allotted and outstanding:
3,000,000	shares of common stock		3,000		3,000
Subscription receivable			(14)		(3,000)
Deficit accumulated during exploration stage			(51,416)		(25,294)
Total stockholders’ equity			(48,430)		(25,294)
Total liabilities and stockholders’ equity			$89,895		$79,860
The accompanying notes are an integral part of these financial statements.

REPERIO EXPLORATION INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period from January 23, 2006 (Inception) to September 30, 2006						Page 1 of 1
(Expressed in U.S. Dollars)

					Deficit
			Additional		Accumulated During	Total Stock-
	Common stock		paid-in	Subscription	Exploration	holders'
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 23, 2006	-	$-	$-			$-

Common stock issued to founders for cash
($0.001 per share) January 27, 2006	3,000,000	$3,000	$-	$(3,000)	$-	$-

- net loss for the period					$(25,294)	$(25,294)

Balance, June 30, 2006	3,000,000	$3,000	$-	$(3,000)	$(25,294)	$(25,294)

Subscriptions receivable				$2,986		$2,986

- net loss for the period					$(26,122)	$(26,122)

						-

Balance, September 30, 2006	3,000,000	$3,000	$-	$(14)	$(51,416)	$(48,430)

The accompanying notes are an integral part of these financial statements.

D/JLM/916907.1

Reperio Exploration Inc.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended September 30, 2006 and

For the period from January 23, 2006 ( inception) to September 30, 2006
(Stated in U.S. Dollars)

	For the three Months ended September 30, 2006	From Inception Date of January 23, 2006 to Period Ended September 30, 2006
Cash Flows From Operating Activities
Net loss for the period	$(26,122)	$(51,416)

Net changes in non-cash working capital items
Increase in accounts payable	171	5,325
Increase in stock issuance liability	33,000	33,000
Decrease in subscription receivable	2,986	2,986
Cash used by Operating Activities	10,035	(10,105)

Financing

Increase in amounts due to shareholders	-	100,000
Cash Provided by Financing Activities	-	100,000

Increase in cash	10,035	89,895

Cash and cash equivalents, beginning of period	79,860	-

CASH, end of year	$89,895	$89,895

SUPPLEMENTAL CASH FLOW INFORMATION

During the period the Company did not use cash flows arising for interest or taxes.

During the period the Company issued 3,000,000 shares in the amount of $3,000

The accompanying notes are an integral part of these financial statements

Reperio Exploration Inc.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three months ended September 30, 2006 and

For the period from January 23, 2006( inception) to September 30, 2006

(Stated in U.S. Dollars)

	For the three Months ended September 30, 2006	From Inception Date of January 23, 2006 to Period Ended September 30, 2006
REVENUE	$-	$-

EXPENSES

Accounting fees	6,250	6,250
Bank Charges	128	268
Legal fees	18,098	37,268
Mineral property acquisition costs	-	5,154
Office expenses	171	1,001
Transfer agent and filing fees	1,475	1,475
	(26,122)	(51,416)

Net loss before other items	(26,122)	(51,416)

Provision for income taxes	-	-

NET LOSS	(26,122)	(51,416)

LOSS PER SHARE – BASIC AND DILUTED	(0.01)	(.01)

WEIGHTED AVERAGE NUMBER OF ISSUED SHARES	3,000,000	2,940,239

The accompanying notes are an integral part of these financial statements

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to September 30, 2006

(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS

Reperio Exploration Inc. (the “Company”), an exploration stage company, was incorporated in the State of Nevada, USA on January 23, 2006. The Company has contracted to acquire a mineral property interest but has not yet determined whether this property contains mineral resources that are economically recoverable. Currently the Company is in the exploration stage.

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a negative cash flow from operations of $51,416 for the period ended September 30, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Net Income (Loss) Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period in accordance with Financial Accounting Standards Number 128, “Earnings per Share”.

Foreign Currency Transactions

Transactions in foreign currencies during the period are translated into United States dollars at the rates of exchange ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are incorporated into the financial statements by translating foreign currencies into United Sates dollars at the rates of exchange ruling on the balance sheet date. Exchange differences arising from

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to June 30, 2006

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

operations are dealt within the income statements and all other exchange transactions are recorded through other comprehensive income in the equity section.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Mineral Property Acquisition and Exploration Costs

In March 2004, the Emerging Issues Task Force issued EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB Staff Positions (FSPs) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141”, Business Combinations (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004 early adoption is permitted.

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of September 30, 2006, the Company has expensed $5,154 related to the mineral rights.

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life of the orebody to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued. Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to June 30, 2006

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the assets and liabilities approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The Company currently has a net operating loss which will expire in the year 2026. Pursuant to such loss a deferred tax asset of $17,480 was generated which has been offset by a valuation allowance.

3. DUE TO SHAREHOLDERS

Due to Helen Samson	$ 40,000
Due to MRE Holdings Ltd.	40,000
Due to Joanna Kotsiris	20,000
Due to Shareholders	$ 100,000

The amounts due to shareholders are unsecured, non-interest bearing and are due on demand.

As shareholders provided these loans, any charge to interest expense will be treated as a contribution to capital for foregone interest. Interest at bank prime rate will be used to record this forgone interest. For the period of this report no interest expense was recorded.

Helen Samson is the spouse of our President, Gordon Samson and Mark Epstein a director of our company is also a director of MRE Holdings Ltd.

4. MINERAL PROPERTY INTEREST

The mineral claims are in the Kamloops Mining Division in the Province of British Columbia, Canada with geographical coordinates for the approximate centre of the property at 50° 19’ north latitude and 121° 4’ west longitude; NTS map coordinates are 92I06E (Figure 1).

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to June 30, 2006

(Stated in U.S. Dollars)

4. MINERAL PROPERTY INTEREST (continued)

The following table outlines pertinent claim information:

Claim name	Event No.	Tenure No.	Expiry Date
Fir	4079845	532404	April 18, 2007

In order to maintain the claims the holder must either record the exploration and development work carried out on that claim during the current anniversary year or pay cash in lieu. During the first three years of a claims existence, the cash in lieu amount is CAD$100 per unit with an additional $10 per unit recording fee; the cash in lieu amount increases to $200 per unit after the third year. Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements on the claim for additional years.

5. SUBSEQUENT EVENTS

On November 1, 2006 the Company closed it’s primary offering raising $140,400.00.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Reperio Exploration Inc.

Overview

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

On April 18, 2006, we acquired from Mr. Stephen Kenwood the rights to explore the mineral property in British Columbia containing one claim comprised of twenty-one cell claims that he acquired online. It cost us $10 (Canadian

$10.00). On July 4, 2006, the claim was officially recorded in our name with the Government of British Columbia. The property upon which the claim is located is crown land owned by the Government.

The property is comprised of a twenty one cell mineral claim covering an area totalling 433.24 hectares that is located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometres south of Kamloops.

The claim is underlain by Triassic and Jurassic calcalkaline plutons of the Guichon Creek Batholith, different phases of which host signicant copper rich mineralization in the region. The property was chosen for its potential to host copper +/- molydenum mineralization as evidenced by the presence of two documented mineralized occurrences, the Jay and the Fir showings, that were discovered by previous regional exploration that covered the area of the presently constituted as evidenced by the presence of two documented mineralized occurrences, the Jay and the Fir showings that were discovered by the previous regional exploration that covered the area of the presently constituted mineral claim. The Company plans to perform a modern exploration program over a relatively large area that is covered by the Company’s claims.

To date we have not performed any work on the property on which we own mining interests. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists on the property on which we own mining interests until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the Fir Property that is located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometres south of Kamloops and we intend to focus primarily on this property over the twelve month period ending September 30, 2007.

There is no assurance that a commercially viable mineral deposit exists on our property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral property:

Property Geology

We have a geologist report on the property provided by Stephen Kenwood dated May 30, 2006 (the "Kenwood Report"). Mr. Kenwood is a graduate of the University of British Columbia (1987) and holds a B.Sc. degree in geology. He is a member of the Association of Professional Engineers and Geologists of British Columbia and has been engaged in his profession by various mining exploration and/or geological consulting companies since 1987. According to the Kenwood Report, much of the property is underlain by Triassic and Jurassic calcalkaline plutons of the Guichon Creek Batholith, different phases of which host significant copper rich mineralization in the region.

The property is underlain by Early Jurassic – Late Triassic aged intrusive rocks of the Guichon Creek batholith, mainly medium to coarse grained granodiorite that grades locally into quartz diorite and quartz monzonite.

The Fir mineral occurrence is a small showing comprised of disseminated chalcopyrite with quartz occurring along joints striking 020 degrees and bounded by unmineralized dacite porphyry dykes striking 330 degrees. One small dyke cuts the mineralized area. Malachite is reported on fracture surfaces in quartz diorite about 60 metres to the south.

The Jay mineral occurrence is located on the southwest flank of Skwilkwakwil Mountain. Guichon variety rocks occur to the southwest and are cut by coarse-grained feldspar porphyry dykes up to 30 metres wide. Narrow pegmatite and occasional aplite dykes are also visible.

Mineralization present at the Jay showing consists of disseminated bornite and chalcopyrite occuring in narrow quartz-calcite veins close to feldspar porphyry dykes within a northwest trending intensely sheared zone. Biotite, epidote and chlorite are common alteration minerals.

Accessibility

The property is comprised of a twenty one cell mineral claim covering an area totalling 433.24 hectares that is located about 40 kilometres south of Kamloops, B.C., a major service centre for the region. Provincial highways, rail freight lines, and an airport serve the city. Road access to the property is available from either Spences Bridge, to the west of the property, or from Logan Lake, to the north of the property. The property is approximately 13 kilometres northeast of the junction of Skuhun Creek and the Nicola River. Sufficient equipment, service suppliers and exploration personnel can be obtained in Kamloops. The mineral claims are in the Kamloops Mining Division with geographical coordinates for the approximate centre of the property at 50° 19’ north latitude and 121° 4’ west longitude

Our Proposed Exploration Program

We must conduct exploration to determine the extent of previously discovered copper mineralization on the property on which we own mining interests and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate the property on which we own mining interests. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We will have an independent geologist to oversee and conduct the exploration on the property on which we own mining interests. To date, we have not chosen a geologist because we do not need one at this time. When we start our proposed exploration program, we will hire an independent geologist.

The independent geologist will supervise the exploration program on the property. Upon completion of each phase of the program, the independent geologist will analyze the results in the form of a geological report that will contain recommendations for either continued exploration of the property or abandonment of the claim. These recommendations will be based on the independent geologist's assessment of the potential of the property to host an economic mineral deposit based on results from exploration performed on the property.

It is recommended that Reperio perform a two phase exploration program totaling US$75,000 on the Fir property, to further assess the geologic potential of previous showings on the property and attempt to make new discoveries as well. A phased program of exploration activities will be undertaken, with a goal of generating and prioritizing targets for future work programs.

Phase 1 is expected to cost $27,000.00 and is planned to be a thorough assessment of the known showings along with basic geological mapping and prospecting, initially concentrating on the Jay showing as well as assessing any potential for new targets. Phase 1 will take approximately 3 to 4 weeks to complete.

Subject to the results of the report provided by the geologist of Phase 1, we will continue to Phase 2. The Phase 2 program will consist of pprospecting and geological outcrop mapping at a scale of 1:5,000 should be completed on the property. Showings should be mapped at a minimum scale of 1:1,000. Grid soil geochemical sampling and VLF-electromagnetic geophysical surveying should be undertaken at this time. The grid will be designed to provide preliminary coverage over any known showings, with one goal being to attempt to expand the known strike length of the Jay mineralized showing. Anomalous zones should be thoroughly prospected and sampled and machinery could possibly be brought in to trench across showings or anomalies if thought necessary. The goal of this phase of exploration is to generate targets for drill testing in future phases of exploration. A budget of $48,000 is estimated for Phase 2 and will take approximately 9 to 10 weeks to complete.

With the recent close of our Offering we will start Phase 1 in the early spring of 2007 weather permitting. This will allow the Company to start Phase 2 in the beginning of May, 2007 as planned, and if warranted, and complete Phase 2 by mid-July 2006. We are not required to receive a permit for Phase 1. For Phase 2, the Ministry of Energy and Mines of BC issues a permit in approximately two weeks. If we would be unable to obtain or delayed in obtaining the permit on time, Phase 2 would have to be delayed, although we do not believe we will be unable to obtain or delayed in obtaining the permit.

The budget for each phase of this project includes the cost of hiring the geologist.

If we find mineralized materials, we intend to develop the reserves ourselves, and/or bring in other interested parties or partners. We plan to raise more money through private placements, public offerings or by bringing in other partners. The costs to develop any reserves are likely to be substantial and we may not raise enough money to cover these costs.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At September 30, 2006, we had working capital deficit of $48,430, compared to a working capital deficit of $25,294 as at June 30, 2006.

At September 30, 2006, our total current assets were $89,895 which consisted of cash, compared to total current assets of $79,860 as at June 30, 2006.

At September 30, 2006, our total current liabilities were $138,325, including $33,000 from a private placement received without issuing the resultant common stock, compared to total current liabilities of $105,154 as at June 30, 2006.

For the three month period ended September 30, 2006, we posted losses of $26,122 compared to $51,416 since incorporation.

Operating expenses for the period ended September 30, 2006 were $26.122.

At September 30, 2006, we had cash on hand of $89,895.

Cash Requirements

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through September 30, 2006 have incurred losses of $51,416 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

General and Administration Expenses

General and Administration expenses are written off to operations when incurred.

Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar. Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on re-measurement are recognized in current net income. Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction. Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired. Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life of the ore body to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Cost

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at September 30, 2006.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force issued EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB Staff Positions (FSPs) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141”, Business Combinations (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004 adoption is permitted.

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections" – a replacement of APB No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle to be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We estimate that the adoption of FAS 154 will not have a significant impact on our results of operations, financial condition and liquidity.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("123(R)"), which in revision of FASB Statement No. 123, "Accounting For Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting For Stock Issued To Employees", and amends FASB Statements No. 95, "Statement of Cash Flows". Generally the approach in FASB Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. .

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•

A "Modified Prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remains unvested on the effective date.

•

A "Modified Retrospective" method which includes the requirements of the modified prospective method described above but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purpose of pro-forma disclosure, all periods presented.

We plan to adopt Statement 123(R) using the modified prospective method.

We are unable to estimate the future impact that Statement 123(R) will have on our financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB-107 provides the SEC staff's position regarding the application of Statement 123(R), which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.

RISKS ASSOCIATED WITH OUR BUSINESS

We expect losses to continue, and failure to generate revenues could cause us to go out of business.

We were incorporated on January 23, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to September 30, 2006 is $51,416. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs, failure of which will cause us to go out of business.

We have no known mineral reserves and if we cannot find any we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing copper or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

We may not be able to work and generate income if weather conditions interrupt our exploration program.

Our proposed exploration work can only be performed approximately six to seven months of the year. This is because snow causes roads leading to our claims to be impassable during five to six months of the year. When roads are impassable, we are unable to work and generate income.

Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests on the property on which we own mining interests. In particular, we may not:

•	devote the time we would like to explore the property on which we own mining interests.;

•	spend as much money as we would like to explore the property on which we own mining interests;

•	rent the quality of equipment we would like to have for exploration;

•	have the number of people working on the property on which we own mining interests that we would like to have.

By limiting our operations, it will take longer and cost more to explore the property on which we own mining interests.

We will have to suspend our exploration plans if we do not have access to all the supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials we need.

We may not have enough money to complete the exploration of the property on which we own mining interests.

If it turns out that we do not have enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans. At the present time, we have not made any plans to raise additional money, and there is no assurance that we would be able to raise additional money in the future. If we need additional money, and can't raise it, we will have to suspend or cease operations.

Mr. Gordon Samson and Mr. David Moore may be subject to a direct conflict of interest because they are officers or directors of other mining companies.

Mr. Gordon Samson and Mr. David Moore, our directors, may be subject to conflicts of interest in that they are officers or directors of other mining companies. In the future, if we decide to acquire a mining property, which is also sought by one of the companies of which Mr. Samson and/or Mr. Moore are officers or directors, a direct conflict of interest could result.

At present, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mining properties. The only conflict we foresee now is Mr. Samson and Mr. Moore’s devotion of time to mining projects that do not involve us.

In the future, your shareholdings could be diluted because we may conduct further offerings.

We may conduct further offerings in the future to finance our current project or to finance subsequent projects that we decide to undertake. If we decide to raise money or conduct further offerings in the future, your shareholdings will be diluted.

You may have difficulties in recovering any damages against the Company and the Company's Directors and Officers.

You may sue the Company for damages in the United States because the address for the agent for service is located in Nevada. However, for the recovery of damages against the Company and/or the directors and officers, you may have to start legal proceedings in either British Columbia, Canada, where the Company's property and the principal and executive office are located.

We may have to pay back the loan provided by MRE Holdings Ltd., Joanne Kotsiris and Helen Samson on demand.

MRE Holdings Ltd., a company wholly owned by Mark R. Epstein, one of our founders and directors has loaned the Company $40,000. Joanne Kotsiris, one of our founder and directors, has loaned the Company $20,000. Helen Samson, the wife of Gordon Samson, one of our founders and director has loaned the Company $40,000. If MRE Holdings Ltd., Joanne Kotsiris and Helen Samson demands payment of the loan, we will have to raise money through borrowing from other people or a private placement.

There is no assurance that we will be able to raise the money. If we can't raise the money, we will have to suspend or cease our operations.

You may lose all your investment on our exploration program.

Because the probability of an individual prospect ever having mineral reserves is extremely remote, the probability that our property does not contain any mineral ore reserves is great. If it turns out that there is no commercially worth reserves, all funds spent on exploration will probably be lost and you will lose all your investment.

OTHER RISKS

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 3.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2006, we issued an aggregate of 3,000,000 common shares to the following 5 subscribers at an offering price of $0.001 per share for gross offering proceeds of $3,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons at that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Name of Stockholder	Number of Common Shares Subscribed
Gordon Samson	1,275,000
David Moore	150,000
Mark R. Epstein	150,000
MRE Holdings Ltd.[1]	1,275,000
Joanne Kotsiris	150,000

(1) MRE Holdings Ltd. is a company wholly owned by Mark R. Epstein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006).
(4)	Instruments defining the rights of security holders, including indentures
4.1	Demand Promissory Notes (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006).
(10)	Material Contracts
10.1	Mineral Claim (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006).
10.2	Subscription agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006).
(31)	302 Certification
31.1*	Section 302 Certification
(32)	906 Certification
32.1*	Section 906 Certification

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPERIO EXPLORATION INC.

By:	/s/ Gordon Samson
Gordon Samson
President & Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: November 14, 2006