Form 10QSB
period 2006-12-31
Reperio Exploration Inc.
filed 2007-02-06
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 31, 2007, there were 4,404,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

REPERIO EXPLORATION INC.

(An Exploration Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

REPERIO EXPLORATION INC. (An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
Unaudited
			December 31, 2006		June 30, 2006
ASSETS
Current
Cash			$183,132		$79,860
Prepaids			3,000		-
Total current assets			186,132		79,860

Total assets			$186,132		$79,860
LIABILITIES
Current
Accounts payable and accrued expenses			$407		$5,154
Due to shareholders			100,000		100,000
Total current liabilities			100,407		105,154
Total Liabilities		~~$~~	100,407	~~$~~	105,154

STOCKHOLDERS’ EQUITY
Share capital
Authorized:

Common stock	$0.001 par value, 75,000,000 shares authorized
Issued, allotted and outstanding:
4,404,000	shares of common stock		4,404		3,000
Subscription receivable			(14)		(3,000)
Additional paid-in capital			138,996		-
Deficit accumulated during exploration stage			(57,661)		(25,294)
Total stockholders’ equity			85,725		(25,294)
Total liabilities and stockholders’ equity			$186,132		$79,860
The accompanying notes are an integral part of these financial statements.

REPERIO EXPLORATION INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period from January 23, 2006 (Inception) to December 31, 2006						Page 1 of 1
(Expressed in U.S. Dollars)
Unaudited

					Deficit	Total
			Additional		Accumulated During	Stock- holders'
	Common stock		paid-in	Subscription	Exploration	equity
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 23, 2006	-	$-	$-			$-

Common stock issued to founders for cash
($0.001 per share) January 27, 2006	3,000,000	$3,000	$-	$(3,000)	$-	$-

- net loss for the period					$(25,294)	$(25,294)

Balance, June 30, 2006	3,000,000	$3,000	$-	$(3,000)	$(25,294)	$(25,294)

Subscriptions receivable				$2,986		$2,986

- net loss for the period					$(26,122)	$(26,122)

Balance, September 30, 2006	3,000,000	$3,000	$-	$(14)	$(51,416)	$(48,430)

Common stock issued for cash ($0.10 per share)	1,404,000	$1,404	$138,996	$-	$-	$140,400
November 6, 2006

- net loss for the period					$(6,245)	$(6,245)

Balance, December 31, 2006	4,404,000	$4,404	$138,996	$(14)	$(57,661)	$85,725

The accompanying notes are an integral part of these financial statements.

Reperio Exploration Inc.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

Unaudited

	For the six months ended	For the three months ended	From Inception Date of January 23, 2006 to Period Ended
	December 31, 2006	December 31, 2006	December 31, 2006
Cash Provided by (Used in) Operating Activities
Net (loss) for the period	$ (32,367)	$ (6,245)	$ (57,661)
Change in non-cash working capital items:
Accounts payable and accrued	(4,747)	(4,918)	407
Prepaids	(3,000)	(3,000)	(3,000)
Stock issuance liability		(33,000)	-
Subscription receivable	2,986	-	2,986
Cash (used in) operations	(37,128)	(47,163)	(57,268)

Financing Activities
Increase in amounts due to shareholders	-	-	100,000
Shares issued for cash	140,400	140,400	140,400
Cash provided by financing activities	140,400	140,400	240,400

Cash increase (decrease) during the period	103,272	93,237	183,132

Cash, beginning of the period	79,860	89,895	-

Cash, end of the period	$ 183,132	$ 183,132	$ 183,132
Supplemental cash flow information
Interest Paid:	$ -	$ -	$ -
Income taxes paid:	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Reperio Exploration Inc.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

For the period from January 23, 2006( inception) to December 31, 2006

(Stated in U.S. Dollars)

Unaudited

	For the six months ended	For the three months ended	From Inception Date of January 23, 2006 to Period Ended
	December 31, 2006	December 31, 2006	December 31, 2006

REVENUE	$ -	$ -	$ -

EXPENSES

Accounting fees	8,650	2,400	8,650
Bank charges	112	(16)	252
Legal fees	18,098	-	37,268
Mineral property acquisition costs	-	-	5,154
Office expenses	407	236	1,237
Transfer agent and filing fees	5,100	3,625	5,100
	(32,367)	(6,245)	(57,661)

Net loss before other items	(32,367)	(6,245)	(57,661)

Provision for income taxes	-	-	-
NET LOSS	(32,367)	(6,245)	(57,661)

LOSS PER SHARE – BASIC AND DILUTED	(0.009)	(0.002)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES – BASIC AND DILUTED	3,420,885	3,837,196

The accompanying notes are an integral part of these consolidated financial statements.

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to December 31, 2006

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

As reflected in the accompanying financial statements, the Company is in the exploration stage and has a negative cash flow from operations of $57,661 since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

For the period from January 23, 2006 (inception) to December 31, 2006

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

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of December 31, 2006, the Company has expensed $5,154 related to the mineral rights.

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

For the period from January 23, 2006 (inception) to December 31, 2006

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the assets and liabilities approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The Company currently has a net operating loss which will expire in the year 2026. Pursuant to such loss a deferred tax asset of $19,605 was generated which has been offset by a valuation allowance.

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

For the period from January 23, 2006 (inception) to December 31, 2006

(Stated in U.S. Dollars)

4. MINERAL PROPERTY INTEREST (continued)

The following table outlines pertinent claim information:

Claim name	Event No.	Tenure No.	Expiry Date
Fir	4079845	532404	April 18, 2007

In order to maintain the claims the holder must either record the exploration and development work carried out on that claim during the current anniversary year or pay cash in lieu. During the first three years of a claims existence, the cash in lieu amount is CAD$100 per unit with an additional $10 per unit recording fee; the cash in lieu amount increases to $200 per unit after the third year. Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements on the claim for additional years. The property is not accessible in the winter months due to weather conditions. A planned Phase 1 exploration program is scheduled for spring 2007 (April/May 2007).

5. COMMON STOCK

On October 31, 2006 the Company closed its primary offering raising $140,400.00 and on November 6, 2006 issued 1,404,000 common shares.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the Fir Property that is located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometres south of Kamloops and we intend to focus primarily on this property over the twelve month period ending December 31, 2007.

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

With the recent close of our Offering we will start Phase 1 in the early spring of 2007 weather permitting. This will allow the Company to start Phase 2 in the beginning of May/June, 2007 as planned, and if warranted, and complete Phase 2 by mid-July/August 2007. We are not required to receive a permit for Phase 1. For Phase 2, the Ministry of Energy and Mines of BC issues a permit in approximately two weeks. If we would be unable to obtain or delayed in obtaining the permit on time, Phase 2 would have to be delayed, although we do not believe we will be unable to obtain or delayed in obtaining the permit.

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

At December 31, 2006, we had working capital of $85,725, compared to a working capital deficit of ($25,294) as at June 30, 2006.

At December 31, 2006, our total current assets were $186,132 which consisted of $183,132 in cash, compared to total current assets of $79,860 as at June 30, 2006.

At December 31, 2006, our total current liabilities were $100,407, compared to total current liabilities of $105,154 as at June 30, 2006.

For the six month period ended December 31, 2006, we posted losses of $32,367 compared to $57,661 since incorporation.

Operating expenses for the period ended December 31, 2006 were $32,367.

At December 31, we had cash on hand of $183,132.

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

We have historically incurred losses, and through December 31, 2006 have incurred losses of $57,661 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at December 31, 2006.

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

We were incorporated on January 23, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to December 31, 2006 is $57,661. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs, failure of which will cause us to go out of business.

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

Mr. David Moore may be subject to a direct conflict of interest because he is an officer and director of other mining companies.

Mr. David Moore, one of our directors, may be subject to conflicts of interest in that he is an officer or director of other mining companies. In the future, if we decide to acquire a mining property, which is also sought by one of the companies of which Mr. Moore is an officers or directors, a direct conflict of interest could result. Mr. Moore holds a Professional (P.Geo.) designation, has written numerous engineering reports including those required by Canadian National Instrument 43-101 and meets the requirements of a Qualified Person.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Gordon Samson

President & Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: February 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Gordon Samson

Gordon Samson

President & Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: February 6, 2007

By:         /s/ Joanna Kotsiris

Joanna Kotsiris

Director

Date: February 6, 2007