Form 10QSB/A
period 2006-09-30
Reperio Exploration Inc.
filed 2007-02-22
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [X ]     No ☐

CW1081871.1

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

CW1081871.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPERIO EXPLORATION INC.

By: /s/ Gordon Samson

Gordon Samson

President & Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: February 22, 2007

CW1081871.1