Form 10QSB
period 2007-03-31
Reperio Exploration Inc.
filed 2007-05-01
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
(604) 628-7780
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ X ]     No ☐

REPERIO EXPLORATION INC.

(An Exploration Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

REPERIO EXPLORATION INC. (An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
Unaudited
			March 31, 2007		June 30, 2006
ASSETS
Current
Cash			$168,311		$79,860
Prepaids			3,000		-
Total current assets			171,311		79,860

Total assets			$171,311		$79,860
LIABILITIES
Current
Accounts payable and accrued expenses			$-		$5,154
Due to shareholders			100,000		100,000
Total current liabilities			100,000		105,154
Total Liabilities		~~$~~	100,000	~~$~~	105,154

STOCKHOLDERS’ EQUITY
Share capital
Authorized:

Common stock	$0.001 par value, 75,000,000 shares authorized
Issued, allotted and outstanding:
4,404,000	shares of common stock		4,404		3,000
Subscription receivable			(14)		(3,000)
Additional paid-in capital			138,996		-
Deficit accumulated during exploration stage			(72,075)		(25,294)
Total stockholders’ equity			71,311		(25,294)
Total liabilities and stockholders’ equity			$171,311		$79,860
The accompanying notes are an integral part of these financial statements.

REPERIO EXPLORATION INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period from January 23, 2006 (Inception) to March 31, 2007						Page 1 of 1
(Expressed in U.S. Dollars)
Unaudited

					Deficit	Total
			Additional		Accumulated During	Stock- holders'
	Common stock		paid-in	Subscription	Exploration	equity
	Shares	Amount	capital	Receivable	Stage	(deficiency)

Balance, January 23, 2006	-	$-	$-	-	-	$-

Common stock issued to founders for cash
($0.001 per share) January 27, 2006	3,000,000	$3,000	$-	$(3,000)	$-	$-

- net loss for the period					$(25,294)	$(25,294)

Balance, June 30, 2006	3,000,000	$3,000	$-	$(3,000)	$(25,294)	$(25,294)

Subscriptions receivable				$2,986	-	$2,986

- net loss for the period					$(26,122)	$(26,122)

Balance, September 30, 2006	3,000,000	$3,000	$-	$(14)	$(51,416)	$(48,430)

Common stock issued for cash ($0.10 per share)	1,404,000	$1,404	$138,996	$-	$-	$140,400
November 6, 2006

- net loss for the period					$(6,245)	$(6,245)

Balance, December 31, 2006	4,404,000	$4,404	$138,996	$(14)	$(57,661)	$85,725

- net loss for the period					$(14,414)	$(14,414)

Balance, March 31, 2007	4,404,000	$4,404	$138,996	$(14)	$(72,075)	$71,311

The accompanying notes are an integral part of these financial statements.

Reperio Exploration Inc.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

Unaudited

	For the nine months ended	For the three months ended	From Inception Date of January 23, 2006 to Period Ended
	March 31, 2007	March 31, 2007	March 31, 2007
Cash Provided by (Used in) Operating Activities
Net loss for the period	$ (46,781)	$ (14,414)	$ (72,075)
Change in non-cash working capital items:
Accounts payable and accrued	(5,154)	(407)	-
Prepaids	(3,000)		-
Subscription receivable	2,986	-	(14)
Cash used in operations	(51,949)	(14,821)	(72,089)

Financing Activities
Increase in amounts due to shareholders	-	-	100,000
Shares issued for cash	140,400	-	140,400
Cash provided by financing activities	140,400	-	240,400

Cash increase (decrease) during the period	88,451	(14,821)	168,311

Cash, beginning of the period	79,860	183,132	-

Cash, end of the period	$ 168,311	$ 168,311	$ 168,311
Supplemental cash flow information
Interest Paid:	$ -	$ -	$ -
Income taxes paid:	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Reperio Exploration Inc.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Stated in U.S. Dollars)

Unaudited

	For the nine months ended	For the three months ended	From Inception Date of January 23, 2006 to Period Ended
	March 31, 2007	March 31, 2007	March 31, 2007

REVENUE	$ -	$ -	$ -

EXPENSES

Accounting fees	11,850	3,200	11,850
Bank charges	203	91	343
Legal fees	19,747	1,649	38,917
Mineral property acquisition costs	-	-	5,154
Office expenses	956	549	1,786
Transfer agent and filing fees	11,036	5,936	11,036
Travel	2,989	2,989	2,989
	(46,781)	(14,414)	(72,075)

Net loss before other items	(46,781)	(14,414)	(72,075)

Provision for income taxes	-	-	-
NET LOSS	(46,781)	(14,414)	(72,075)

LOSS PER SHARE – BASIC AND DILUTED	(0.01)	(0.003)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES – BASIC AND DILUTED	4,031,064	4,400,400

The accompanying notes are an integral part of these consolidated financial statements.

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to March 31, 2007

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is June 30.

Use of estimates

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates. In managements opinion all adjustments necessary for a fair presentation of the interim financial statements have been made.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. At March 31, 2007 the company has $100,000 in deposits with banks that are not insured.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to March 31, 2007

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes al dilutive potential shares if their effect is anti-dilutive.

Foreign Currency Transactions

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 " Foreign Currency Translation" , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations

Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s current operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Stock-based Compensation

Effective January 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R " Share Based Payments" , using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company' s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to March 31, 2007

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of March 31, 2007, the Company has expensed $5,154 related to the mineral rights.

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

For the period from January 23, 2006 (inception) to March 31, 2007

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

Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Reperio Exploration Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 23, 2006 (inception) to March 31, 2007

(Stated in U.S. Dollars)

4. MINERAL PROPERTY INTEREST

The mineral claims are in the Kamloops Mining Division in the Province of British Columbia, Canada with geographical coordinates for the approximate centre of the property at 50° 19’ north latitude and 121° 4’ west longitude; NTS map coordinates are 92I06E.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We have concentrated our recent exploration efforts on the Fir Property that is located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometres south of Kamloops and we intend to focus primarily on this property over the period ending December 31, 2007.

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

Since inception, we have issued 4, 404,000 shares of our common stock and received $143,400

At March 31, 2007, we had working capital of $71,311, compared to a working capital deficit of ($25,294) as at June 30, 2006.

At March 31, 2007, our total current assets were $171,311 which consisted of $168,311 in cash, compared to total current assets of $79,860 as at June 30, 2006.

At March 31, 2007, our total current liabilities were $100,000, compared to total current liabilities of $105,154 as at June 30, 2006.

For the nine month period ended March 31, 2007, we posted losses of $46,781 compared to $72,075 since incorporation.

Operating expenses for the period ended March 31, 2007 were $46,781.

At March 31, 2007, we had cash on hand of $168,311.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their opinion to our financial statements for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through March 31, 2007 have incurred losses of $72,075 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at March 31, 2007.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, " Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

RISKS ASSOCIATED WITH OUR BUSINESS

We expect losses to continue, and failure to generate revenues could cause us to go out of business.

We were incorporated on January 23, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to March 31, 2007 is $72,075. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs, failure of which will cause us to go out of business.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Gordon Samson

Gordon Samson
President & Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: April 30, 2007

By:         /s/ David Moore

David Moore

Director

Date: April 30, 2007

By:         /s/ J. Kotsiris

Joanna Kotsiris

Director

Date: April 30, 2007