Form 10KSB
period 2007-06-30
Future Now Group Inc.
filed 2007-08-30
CIK 1370555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [	] to [	]

Commission file number  333 - 136069

FUTURE NOW GROUP INC.
(Name of small business issuer in its charter)

Nevada	20-4237445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 – 1500 West Georgia Street Vancouver, B.C.	V6G 2Z6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 628-7780

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☒	No [	]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

16,848,000 common shares @ $0.55 (1) = $9,266,400

(1) Last trade on August 24, 2007.

(52,848,000 common shares outstanding. 36,000,000 held by affiliates(2) . 16,848,000 held by non-affiliates)

(2) see Item 11

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

52,848,000 common shares issued and outstanding as of August 24, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and ”FUTR” mean Future Now Group Inc., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 650 – 1500 West Georgia Street, Vancouver, B.C., V6G 2Z6. Our telephone number is (604) 628-7780.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FUTR”.

Corporate History

We were incorporated in the State of Nevada on January 23, 2006 with authorized capital of 75,000,000 shares of common stock with a par value of $0.001.

Effective July 24, 2007, we split our common shares on a 12 for 1 basis. As a result, our articles of incorporation were amended to increase our authorized common stock from 75,000,000 shares to 900,000,000 shares. The par value of our common stock remained $0.001 per share. We also authorized 50,000,000 shares of preferred stock. Shareholder approval was obtained by majority consent and on June 20, 2007, a Schedule 14C Information Statement was filed and subsequently mailed to all shareholders on or about July 1, 2007. Prior to the stock split, there were 4,404,000 shares of common stock outstanding. After the stock split there were 52,848,000 shares of common stock outstanding. The financial statements and notes have been changed to reflect the retroactive effective of the 12 to 1 forward stock split. Our trading symbol was changed from “RPEX” to “FUTR” in connection with the forward stock split and name change.

From inception on January 23, 2006 to June 30, 2007, we were engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registrations of our securities and planning Phase 1 of the exploration work on the Fir property. The Fir property is twenty one cell mineral claims covering an area totaling 433.24 hectacres located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometres south of Kamloops, B.C. On May 11, 2007, (Form 8-K , May 15, 2007) we announced that we had abandoned this property determining that the claim did not cover enough ground to host a viable exploration target. Concurrently, on May 11, 2007, we signed a Letter of Intent with Future Now, Inc., and its wholly-owned subsidiary, Persuasion Architecture, Inc. (collectively “Future Now”). Future Now, formed in 1997 (www.futurenowinc.com http://www.futurenowinc.com/), is widely recognized as a leading voice for increasing online conversion rates, accountable multi-channel marketing and optimizing websites based on analytics. With their Persuasion Architecture™ methodology and supporting software suite http://futurenowinc.com/designforconversion.htm and proven conversion rate optimization products and services <http://futurenowinc.com/consultingservices.htm>, they help clients define and surpass their revenue and lead generation goals — online and off. Future Now was recently named an authorized consultant for Google’s free new web-optimizer software tool. For more information on Future Now, refer to their website at www.futurenowinc.com.

Our Current Business

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage. . On May 11, 2007, ( Form 8-K, May 15, 2007) we announced that we had abandoned this property determining that the claim did not cover enough ground to host a viable exploration target.

On May 11, 2007 we executed a Letter of Intent with Future Now Inc. There is no assurance that we will complete the agreement with Future Now, Inc., and even if we do, there is no assurance that they will continue in operations. Even if we do complete this, there can be no assurance that Future Now will successfully continue generating revenue.

Future Now, Inc. is a recognized authority on optimizing Online Conversion Rates, converting more online traffic into leads, subscriptions and sales. Future Now’s proprietary Persuasion Architecture™ framework provides clients “Blueprints” to plan, measure and improve their online sales and marketing efforts. Future Now believes that its Persuasion Architecture™ represents the only truly accountable solution to three multi-billion dollar problems.

1.	Low customer conversion rates;
2.	High costs of customer acquisition;
3.	Poor customer retention rates.

Online conversion rate is a great measure of success. It measures how many people buy once engaged with a company’s sales process. However, actual persuasion is the first step to a successful conversion event; it deals with how to get more people to engage. Persuasion Architecture™ is the result of eight years of intense focus on optimizing online marketing. It consists of a framework, a methodology and software to plan, build and optimize persuasive systems on-line and off-line, irrespective of channel.

Future Now has already been able to generate revenues in multiple channels.	A brief description of each follows:
1.

Custom & Productized Consulting Services – Comes in three primary service lines: (i) Conversion Process Optimization (ii) Persuasion Scenario Analysis (iii) Marketing Planning & Optimization w/Persuasion Architecture™. All of which are specific to the “flavor” of a site (b2b, b2c, self-service, media). The services include three “sizes” per service line, which provides Future Now simplicity and scalability. Price range: $2,500 - $500,000. Delivery timeframe: less than a quarter to beyond a full year.

2.

Methodology & Software Licensing – The Company’s Persuasion Architecture™ software suite, referred to as the Minerva Architectural Process (“MAP Tool”) is available for licensing. This is a valuable option for agencies as well as medium and larger companies that intend to implement Persuasion Architecture™ across multiple clients, sites, products and channels. Companies and individuals can also become certified Persuasion Architecture partners under direct licensing and royalty programs.

3.

Content and Training – The Company continues to develop content and training programs from its thought leadership and market awareness. The Company’s principals and key employees have already published many books, white papers, etc. on topics pertaining to their respective expert areas. The Company has various training programs. Such training programs service both business-to-business and business-to-consumer operations. Sample workshops include; Persuading Them to Take Action – Designing with the Audience in Mind, Persuasive Online Copywriting, Creating Persuasive Momentum – How to move your visitors towards the close.

4.

Product Sales – The Company has recently (Feb 2007) launched a line of hard copy and download products that may be purchased directly from the website. Such products are meant to educate the user and move them into another revenue channel. The products currently include; Conversion Expert’s Workbook; Future Now’s Self Service Guide to Website Optimization; (created in conjunction with Google’s partnership with the launch of the Website Optimizer Tool), Which Sells Best; A quick Start Guide to Testing for Retailers, and Principles of Online Copywriting.

There is no assurance that we will complete the agreement with Future Now, and even if we do, there is no assurance that they will continue in operations. Even if we do complete this, there can be no assurance that Future Now will successfully continue generating revenue. Please refer to the section entitled ‘Risk Factors’, of this annual report on Form 10-KSB, for additional information about risks.

Industry Overview

Overview of On-Line Marketing Trends:

•

A January 2007 Susquehanna report predicts that the online advertising market will more than quadruple over the next five years to reach $82 billion worldwide. Predicts US market could grow 21% annually for the next five years ($43 billion by 2011).

•

An Annual Ad Spend Study for 2007 by Outsell, forecast on-line Ad spend to reach 20% of the total US Ad spend. The survey found companies plan to increase online spending 18% in 2007 with their internet channel continuing to chip away at print, TV, radio an movie ad spend.

•

A 2006 WebSmart CMO Report – stated that over 56 percent of marketing executives said that the web was either the hub of their organization’s marketing strategy, or that it will become the hub in the next year.

Future Now’s Strategy

Future Now continues to improve the scalability of their Persuasion Architecture™ by productizing its service offerings as well as but more focus on the higher margin value channels such as licensing, training and product sales. Examples of such efforts include;

•	Various “Small to Medium Size Business products ranging in price from $1,000 to $50,000;
•	Products which are individually focused:
•	On-Line optimization
•	Sales Analysis
•	Shopping Cart Analysis
•	Conversion Analysis
•	Research and development of off the shelf products for one time shoppers;
•	Training ,Workshops and Seminars,
•	Licenses for Agents and Company;
•	Exploration of revenue and equity sharing programs

Employees

As of June 30, 2007, we had no employees other than our directors and officers. Our founding directors are, Gordon Samson, Mark Epstein, David Moore and Joanna Kotsiris. It is intended that our board will resign on completion of the proposed reverse merge with Future Now, Inc. As at June 30, 2007, Mark Epstein, David Moore and Joanna Kotsiris tendered their resignations to be effective July 15, 2007.

Future Now, Inc has 17 full time employees, 4 part-time employees and 5 contract/consultants.

Directors and contractors/consultants are engaged from time to time to supply work on specific corporate business and development programs.

Consultants are retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

Future Now believes that it has no direct competition. There is however companies active in segments of this space; Agency Group, Organic, Critical Path Inc., and Frog Internet Services, who are all about tactical implementation, some strategic direction but only vaguely defined micro-metrics & fuzzy results. Additionally, there is the Vendors Group (ie, email, SEM, Web Analytics, WOM, Affiliates) who have tactical implementation a-la-carte, no strategic guidance at all and only pre-defined metrics without an overall strategy. The Company’s competitive advantage lies in its tightly defined strategic communications and pre-defined micro-metrics with results that are systematically optimized. For the April 2007 Google product launch of their web-optimizer tool, Google announced Future Now as an authorized consultant along with, Optimost, ROI Revolution and Epik One.

Intellectual Property

Future Now, Inc., has patent pending methodology (MAPTM) Persuasion Architecture™ methodology.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this transitional annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

We have no operating history and as a result there is no assurance we can operate on a profitable basis.

We have no operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a development stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. We expect to incur losses for the foreseeable future and at least until after the close of the reverse merge transaction contemplated with Future Now, Inc. We estimate that the earliest completion date of this would be in early August 2007 and, as a result, the results of Future Now Inc.’s operations will not be published until our second quarter in 2007. We expect to rely on cash from borrowings and financings to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability our stock price may decline.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $57,386 and a working capital of $39,073 as of our year ended June 30, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of resource properties if we don not close our proposed reverse merge with Future Now Inc.. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on properties. The requirements can be substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

Risks Related to Future Now Inc..

Web Analytics

Future Now anticipates that web analytics services and support will continue to represent a substantial amount of total revenues. Future success will depend, in part, on their ability to further enhance web analytics services to meet client needs, to add functionality and to address technological advancements. Future success will also be dependent upon their ability to attract new web analytics customers and to convince existing web analytics customers to renew their agreements. In order to expand or to maintain the web analytics business, they may need to make significant investments in additional sales, marketing and other resources, which may not generate any additional revenues. There is competition from other providers of web analytics services, and cannot offer any assurance that they will be able to continue to enhance web analytics technology, expand business or remain competitive in this market, any of which could have a material adverse effect on business, financial condition and results of operations.

If Future Now fails to respond to rapidly changing technology or evolving industry standards, services may become obsolete or less competitive.

The market for services is characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards. If Future Now is unable to develop enhancements to and new features for existing services or acceptable new services that keep pace with rapid technological developments, services may become obsolete, less marketable and less competitive and their business would be harmed. The success of any enhancements, new features and services depends on several factors, including the timing of completion, functionality and market acceptance of the feature or enhancement. Failure to produce acceptable new features and enhancements may significantly impair revenue growth and reputation.

Future Now may be liable to customers and may lose customers if they provide poor service, if services do not comply with agreements or if there is a loss of data.

The information in their databases may not be complete or may contain inaccuracies that customers regard as significant. Ability to collect and report data may be interrupted by a number of factors, including an inability to access the Internet or the failure of their network or software systems. In addition, computer viruses may harm systems causing lost data, and the transmission of computer viruses could expose them to litigation. Agreements generally give customers the right to terminate their agreements for cause for failure to meet certain reliability standards stated in the agreements or otherwise materially breach obligations. Any failures in the services supplied or the loss of any of customers’ data may give customers the right to terminate their agreements and could subject Future Now to liability. Future Now may also be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. They may be liable to customers for loss of business, loss of future revenue, and breach of contract or even for the loss of goodwill to their business. In addition to potential liability, if they supply inaccurate information or experience interruptions in the ability to supply information, their reputation could be harmed and could lose customers.

Future Now may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert management’s attention, result in additional dilution to stockholders or consume resources that are necessary to sustain business.

One of Future Now’s business strategies is to acquire competing or complementary services, technologies or businesses. They also may enter into relationships with other businesses in order to expand service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, difficulties could be encountered assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for Future Now, and they may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt ongoing business, divert resources and require significant management attention that would otherwise be available for ongoing development of business. Moreover, there cannot be assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, they may:

•	issue additional equity securities that would dilute our stockholders;
•	use cash that we may need in the future to operate our business;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	incur large charges or substantial liabilities;
•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures; and
•	become subject to adverse tax consequences, or incur substantial depreciation or deferred compensation charges.

Future Now periodically engage in preliminary discussions relating to acquisitions, but are not currently a party to any acquisition agreements relating to pending or proposed acquisitions.

Failure to Manage Growth effectively could Prevent achieving Goals.

Future Now’s strategy envisions a period of rapid growth that may impose a significant burden on their administrative and operational resources. Their ability to effectively manage growth will require them to substantially expand the capabilities of administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. They may be unable to do so. In addition, failure to successfully manage growth could result in potential sales not increasing commensurately with capital investments. If they are unable to successfully manage growth, they may be unable to achieve goals.

Any failure to adequately expand a direct sales force will impede our growth.

Future Now expects to be substantially dependent on a direct sales force to obtain new customers, particularly large enterprise customers, and to manage customer relationships. They plan to expand a direct sales force and believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge needed. The ability to achieve significant growth in revenue in the future will depend, in large part, on success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take twelve months or more before they achieve full productivity. Recent hires and planned hires may not become as productive as expected, and Future Now may be unable to hire sufficient numbers of qualified individuals in the future in the markets where they do business. If they are unable to hire and develop sufficient numbers of productive sales personnel, sales of services will suffer.

Success of the business depends in large part on an ability to protect and enforce intellectual property rights.

Future Now regards the protection of its inventions, patents, copyrights, service marks, trademarks and trade secrets as important to future success. They rely on a combination of patent, copyright, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect proprietary rights, all of which only offer limited protection. They endeavor to enter into agreements with employees and contractors and agreements with parties with whom they do business in order to limit access to and disclosure of proprietary information. Despite efforts, the steps taken to protect intellectual property may not prevent the misappropriation of proprietary rights or the reverse engineering of technology. Moreover, others may independently develop technologies that are competitive or infringe on their intellectual property. The enforcement of intellectual property rights also depends on legal actions against such infringers being successful, but we cannot be sure such actions will be successful, even when rights have been infringed.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 2.	Description of Property.

Executive Offices

Our Corporate Headquarters are located at 650 – 1500 West Georgia Street, Vancouver, B.C., V6G 2Z6. Our telephone number is (604) 628-7780. Our office is donated at no cost from one of our directors. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

We received approval on March 23, 2007 for trading under the symbol “RPEX”.

Effective July 24, 2007, we split our common shares on a 12 for 1 basis. As a result, our articles of incorporation were amended to increase our authorized common stock from 75,000,000 shares to 900,000,000 shares. The par value of our common stock remained $0.001 per share. We also authorized 50,000,000 shares of preferred stock. Shareholder approval was obtained by majority consent and on June 20, 2007, a Schedule 14C Information Statement was filed and subsequently mailed to all shareholders on or about July 1, 2007. Prior to the stock split, there were 4,404,000 shares of common stock outstanding. After the stock split there were 52,848,000 shares of common stock outstanding. The financial statements and notes have been changed to reflect the retroactive effective of the 12 to 1 forward stock split. Our trading symbol was changed from “RPEX” to “FUTR” in connection with the forward stock split and name change.

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
March 31, 2007	$n/a	$n/a
June 30, 2007	$n/a	$n/a

(1) Our common stock received approval for quotation on March 23, 2007. The first trade occurred June 25, 2007.

On August 24, 2007 the last trade for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.55.

As of June 30, 2007, there were 49 holders of record of our common stock who held an aggregate of 4,404,000 common shares. As at June 30, 2007, there were 4,404,000 common shares issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer, Suite 104N 100 Second Avenue South, ST. Petersburg, Florida, 33701 (Telephone: 727.289.0010; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the year ended June 30, 2007, we did not issue any equity securities which were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We are a development stage company that has not yet generated or realized any revenues from our business operations.

Our plan of operation is to complete the reverse merge transaction with Future Now Inc. Future Now, Inc. is a recognized authority on optimizing Online Conversion Rates, converting more online traffic into leads, subscriptions and sales. Future Now’s proprietary Persuasion Architecture™ framework provides clients BLUEPRINTS to plan, measure and improve their online sales and marketing efforts. Future Now is headquartered in Brooklyn, New York.

There is no assurance that we will complete the agreement with Future Now, Inc., and even if we do, there is no assurance that they will continue in operations. Even if we do complete this, there can be no assurance that Future Now will successfully continue generating revenue. Please refer to the section entitled ‘Risk Factors’, of this annual report on Form 10-KSB, for additional information about risks.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock and shareholder loans, and on November 6, 2006 we issued 1,404,000 common shares pursuant to an SB-2 registration statement for proceeds of $140,400.00.

At June 30, 2007, we had working capital of $39,073, compared to working capital deficiency of $25,294 as at June 30, 2006.

At June 30, 2007, our total current assets were $60,386 which consisted of $57,386 of cash compared to total current assets of $79,860 as at June 30, 2006.

At June 30, 2007, our total current liabilities were $21,313, compared to total current liabilities of $105,154 as at June 30, 2006.

For the year ended June 30, 2007, we posted losses of $79,033 compared to $25,294 as at June 30, 2006 and to $104,327 since incorporation. The principal components of the loss for the year ended June 30, 2007 were general and administrative expenses, including legal and accounting expenses.

At June 30, 2007, we had cash on hand of $57,386 compared to $79,860 as at June 30, 2006.

Cash Requirements

We will require additional funds to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an development stage company and not having generated revenues, in their opinion to our financial statements for the year ended June 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through June 30, 2007 have incurred losses of $104,327 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through, private placements, public offerings, and/or bank financing.

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

Recently Issued Accounting Standards

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6 – “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) – “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1 – “The Meaning of Other- Than-Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than- temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statement of Stockholders' Equity

Statements of Cash Flows

Statements of Operations

Notes to the Financial Statements

FUTURE NOW GROUP, INC.

(A Development Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

June 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Future Now Group Inc.

We have audited the accompanying balance sheets of Future Now Group Inc., as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2007, the period from January 23, 2006 (inception) to June 30, 2006, and the period from January 23, 2006 (inception) to June 30, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Now Group Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended June 30, 2007, the period from January 23, 2006 (inception) to June 30, 2006, and the period from January 23, 2006 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency. These items raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

August 24, 2007

F1

FUTURE NOW GROUP, INC. ( A Development Stage Company)
Balance Sheets
June 30, 2007 and 2006
(Expressed in U.S. Dollars)
		2007	2006
ASSETS
Current
Cash		$57,386	$79,860
Prepaids		3,000	-
Total Assets		$60,386	$79,860
LIABILITIES
Current
Accounts payable and accrued expenses		$1,313	$5,154
Due to shareholders		20,000	100,000
Total Liabilities		21,313	105,154

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Share capital
Authorized:
Preferred stock $0.001 par value 50,000,000 shares authorized
None issued, allotted and outstanding		-	-

Common stock	$0.001 par value, 900,000,000 shares authorized
Issued, allotted and outstanding:
52,848,000	shares of common stock (2006 - 36,000,000)	52,848	36,000
Subscription receivable		-	(3,000)
Additional paid-in capital		90,552	(33,000)
Deficit accumulated during development stage		(104,327)	(25,294)
Total stockholders’ equity (deficiency)		39,073	(25,294)
Total liabilities and stockholders’ equity (deficiency)		$60,386	$79,860
The accompanying notes are an integral part of these financial statements.

F2

FUTURE NOW GROUP, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period from January 23, 2006 (Inception) to June 30, 2007
(Expressed in U.S. Dollars)

					Deficit	Total
			Additional		Accumulated During	Stock- Holders’
	Common stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

Balance, January 23, 2006	-	$-	$-	-	$-	$-

Common stock issued to founders for cash
($0.001 per share) January 27, 2006	36,000,000	36,000	(33,000)			3,000

Subscription receivable				(3,000)		(3,000)

Net Loss					(25,294)	(25,294)

Balance, June 30, 2006	36,000,000	$36,000	$(33,000)-	$(3,000)	$(25,294)	$(25,294)

Subscriptions receivable				$3,000		$3,000

Common stock issued for cash ($0.10 per share - pre	16,848,000	16,848	123,552			140,400
Forward split) November 6, 2006

- net loss					(79,033)	(79,033)

Balance, June 30, 2007	52,848,000	$52,848	$90,552	$-	$(104,327)	$39,073

The above shares have been adjusted for all periods presented to reflect a 12 to 1 forward split.
The accompanying notes are an integral part of these financial statements.

F3

FUTURE NOW GROUP, INC.

(A Development Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

	For the twelve Months ended June 30, 2007	For the period from January 23, 2006 (inception) to June 30, 2006	From Inception Date of January 23, 2006 to June 30, 2007

Cash Provided by (Used in) Operating Activities
Net loss for the period	$ (79,033)	$ (25,294)	$ (104,327)
Change in non-cash working capital items:
Accounts payable and accrued	(3,841)	5,154	1,313
Prepaids	(3,000)	-	-
Subscription receivable	3,000	-	-
Cash used in operations	(82,874)	(20,140)	(103,014)

Financing Activities
Increase in amounts due to shareholders	(80,000)	100,000	20,000
Shares issued for cash	140,400	-	140,400
Cash provided by financing activities	60,400	100,000	160,400

Cash increase (decrease) during the period	(22,474)	79,860	57,386

Cash, beginning of the period	79,860	-	-

Cash, end of the period	$ 57,386	$ 79,860	$ 57,386
Supplemental cash flow information
Interest Paid:	$ -	$ -	$ -
Income taxes paid:	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F4

FUTURE NOW GROUP, INC.

(A Development Stage Company)

Statement of Operations

(Expressed in U.S. Dollars)

	For the twelve months ended June 30, 2007	For the period From January 23, 2006 (inception) to June 30, 2006	From the period from January 23, 2006 (inception) to June 30, 2007

REVENUE	$ -	$ -	$ -

EXPENSES

Accounting fees	14,550	-	14,550
Bank charges	317	140	457
Consulting fees	25,000	-	25,000
Legal fees	20,959	19,170	40,129
Mineral property acquisition costs	-	5,154	5,154
Office expenses	956	830	1,786
Transfer agent and filing fees	11,536	-	11,536
Travel	5,715	-	5,715
TOTAL EXPENSES	79,033	25,294	(104,327)

NET LOSS	$ (79,033)	$ (29,294)	$ (104,327)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.002)	$ (0.001)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES – BASIC AND DILUTED	46,893,501	36,000,000

The accompanying notes are an integral part of these financial statements.

F5

Future Now Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the years ended June 30, 2007 and 2006

(Expressed in U.S. dollars)

1.	Organization and Continuance of Operations

The summary of accounting policies for Future Now Group, Inc., is presented to assist in understanding the Company's financial statements. The accounting policies conform to United States generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Future Now Group, Inc., (the “Company”) was incorporated in the State of Nevada on January 23, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada. The Company’s fiscal year end is June 30. Based on a review of the claims area and mineralization data of its claims, the Company abandoned these mineral property claims.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a year. As of June 30, 2007, the Company had $57,386 in cash, and accumulated net losses of $104,327 since inception. The Company’s plan of merger will consume the current cash and if not successful will not leave sufficient funds to operate without additional capital or loans. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required.

Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

The Company is not currently earning any revenues.

Basis of Presentation

The accompanying balance sheets and related statements of operations, cash flows, and stockholders’ equity (deficiency) include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

F6

Future Now Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the years ended June 30, 2007 and 2006

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies
(a)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Foreign Currency translation

In accordance with the Financial Accounting Statements Board (“FASB”) Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, the United States dollar is considered the functional currency. Accordingly, the Company translates its monetary assets and liabilities at year-end exchange rates, and income, expenses and cash flows at average exchange rates. Non-monetary assets and liabilities are translated in the rates prevailing at the dates the assets were acquired and liabilities were incurred. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss in the accompanying balance sheet.

(c)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At June 30, 2007 and 2006, the Company had no cash equivalents.

(d)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balances with one financial institution, in the form of demand deposits.

F7

Future Now Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the years ended June 30, 2007 and 2006

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(e)	Long-Lived Assets

The Company accounts for long-lived assets under the FASB Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(f)	Income Taxes

The Company accounts for income taxes under the FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g)	Loss per Share

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At June 30, 2007 and 2006, the Company had no outstanding stock options, warrants and other convertible securities.

(h)	Fair Values of Financial Instruments

Financial instruments include cash, and accounts payable and accrued expenses. Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

F8

Future Now Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the years ended June 30, 2007 and 2006

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(i)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted FASB Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

(j)	Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by FASB Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Accounting for Stock-based Compensation”. The Company does not have a stock option plan nor has it granted any stock options since inception.

(k)	Comprehensive Income

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended June 30, 2007 and 2006.

(l)	Intangible Assets

The Company has adopted FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

F9

Future Now Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the years ended June 30, 2007 and 2006

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(m)	Recent Accounting Pronouncements

The FASB issued FASB Interpretation No. 47 (“FIN 47”) – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6 – “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) – “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the FASB issued Staff Position Paper 115-1 (“FSP 115-1”) – “The Meaning of Other- Than-Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than- temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F10

Future Now Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the years ended June 30, 2007 and 2006

(Expressed in U.S. dollars

3.	Common Stock

On July 24, 2007, the Company split its common shares on the basis of 12 for 1. As a result, its articles of incorporation were amended to increase our authorized common stock from 75,000,000 shares to 900,000,000 shares. The par value of our common stock remained $0.001 per share. The Company also authorized 50,000,000 shares of preferred stock at a $.001 par value. Shareholder approval was obtained by majority consent and on June 20, 2007, a Schedule 14C Information Statement was filed and subsequently mailed to all shareholders on or about July 1, 2007. Prior to the stock split, there were 4,404,000 shares of common stock outstanding. After the stock split there were 52,848,000 shares of common stock outstanding. The financial statements and notes have been changed to reflect the retroactive effective of the 12 to 1 forward stock split.

4.	Income Taxes

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2007 – 34%) to income before income taxes. The difference results from the following items:

For The Year Ended

	June 30, 2007	June 30, 2006

Computed expected (benefit of) income taxes	$ 26,871	$ 8,600
Valuation allowance	(26,871)	(8,600)
	$ -	$ -

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2007	June 30, 2006
Operating loss carry forward	$ 99,173	$ 20,140
Mineral property expenses	5,154	5,154
	$ 104,327	$ 25,294

The Company has incurred operating losses of $99,173, which, if unutilized, will expire through to 2027. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $5,154 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Amount	Expiration Date
2026	20,140	2026
2027	79,033	2027
Total income tax operating loss carry forward	$ 99,173

F11

Future Now Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the years ended June 30, 2007 and 2006

(Expressed in U.S. dollars

5.	Reverse Merger

On May 11, 2006 the Company entered into an agreement to merge with Future Now Group, Inc. The initial agreement calls for the Company to raise $1,000,000 through an SB-2 offering, the resigning of the current board of the Company, and the execution of a definitive agreement with terms for closing. As of June 30, 2007, such agreement has not been executed nor the transaction closed. The Company expects to close the merger in the near future.

6.	Related Parties

At June 30, 2007 the company had $20,000 of demand loans from shareholders’ which did not carry any interest components. During the year ended June 30, 2007, the Company repaid $80,000 of such loans.

7.	Subsequent events

On July 24, 2007, we split our common shares on a 12 for 1 basis. As a result, our articles of incorporation were amended to increase our authorized common stock from 75,000,000 shares to 900,000,000 shares. The par value of our common stock remained $0.001 per share. We also authorized 50,000,000 shares of preferred stock at $.001 par value. Shareholder approval was obtained by majority consent and on June 20, 2007, a Schedule 14C Information Statement was filed and subsequently mailed to all shareholders on or about July 1, 2007. Prior to the stock split, there were 4,404,000 shares of common stock outstanding. After the stock split there were 52,848,000 shares of common stock outstanding. The financial statements and notes have been changed to reflect the retroactive effective of the 12 to 1 forward stock split which has been accounted for as a stock dividend.

On July 24, 2007, the Company changed its name to Future Now Group Inc. to meet the requirements with the Company’s proposed reverse merge transaction with Future Now, Inc.

Effective June 30, 2007, Mark Epstein, David Moore and Joanna Kotsiris presented their respective resignations from the Board of the Company to be effective July 15, 2007 as part of the proposed reverse merge transaction with Future Now, Inc.

F12

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and principal accounting officer. Based upon that evaluation, our company's president and principal accounting officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at July 25, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gordon Samson	President and Director	49	January 23, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gordon Samson, President and Director

Mr. Samson was appointed a director on January 23, 2006.

Mr. Samson received a Diploma of Technology in Business Administration from the British Columbia Institute of Technology in 1982. He received his Certified General Accountant ("CGA") designation in 1991. Mr. Samson also achieved a Certified Financial Planner designation ("CFP") in 1998 that he does not maintain.

Mr. Samson has been engaged in a financial capacity for the past 20 years, through his involvement initially as a financial officer with Revenue Canada, now Canada Customs Revenue Agency ("CCRA"), as a Senior Banker with TD Canada Trust, a major Canadian institution (from 1989 - 1996) and as a consultant providing Chief Financial Officer services to a wide range of companies in both the public markets and the private market.

From April 1997 to March 2000, Mr. Samson was an Account Manager and Investment Advisor with Global Securities Corporation and provided controller services to a variety of publicly held companies.  From March 2000 to November 2000, Mr. Samson was a Controller and Consultant for American Resource Managements Consultant, Ltd. and provided CFO services to several companies.  During that time, Mr. Samson was on the Board of Directors of Manu Forti Group, Inc. (OTCBB - "MNFG"), Data Fortress Systems Group, Ltd. (OTCBB - "DFGRF") and CYOP Systems International, Inc. (OTCBB - "CYOI") among others.  From November 2000 to April 2001, Mr. Samson was a Corporate Finance Associate with Moore Consulting Services, Inc. and provided operational, due diligence, and business plan services for corporate and business sponsor use.  For short terms, Mr. Samson was also CFO and Director of Cascade Energy Inc. (“CSCE”), an independent director of Fidelis Energy Inc. (“FDEI”) an independent director of Silver Star Energy Inc. (“SVSE”), Chief Financial Officer and director of Tao Minerals Ltd. (“TAOL”), and Chief Financial Officer and director of Primegen Energy Inc. (“PGNE”).

Committees of the Board

Audit Committee

Our entire board of directors serves as our Audit Committee.

Nominating Committee

Our entire board of directors serves as our Nominating Committee which oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit financial expert” as define din Item 401(c) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is defined in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules. We believe that of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended June 30, 2007 was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Gordon Samson(1) President & Director	2007 2006	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Mark Epstein(2) Director	2007 2006	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
David Moore(3) Director	2007 2006	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Joanna Kotsiris(4) Director	2007 2006	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

(1)	Mr. Samson was appointed as President and director and officer on January 23, 2006.
(2)	Mr. Epstein was appointed as a director on January 23, 2006 and resigned as a director on July 15, 2007
(3)	Mr. Moore was appointed as a director on January 23, 2006 and resigned as a director on July 15, 2007
(4)	Miss Kotsiris was appointed as a director on January 23, 2006 and resigned as a director on July 15, 2007

Stock Options and Stock Appreciation Rights

From the date of inception and up to June 30, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on June 30, 2007.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to June 30, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any agreements with Gordon Samson. Pursuant to our Letter of Intent (Form 8-K, May 15, 2007) there may be a change of control if the reverse merge transaction with Future Now Inc. completes as contemplated.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of the date of the filing of this report there were 51,675,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of June 30, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Executive Officers
Gordon Samson Surrey, BC Canada	15,300,000	28.95%
MRE Holdings Ltd(1) Vancouver, BC Canada	15,300,000	28.95%
Mark Epstein Vancouver, BC Canada	1,800,000	3.41%
David Moore Vancouver, BC Canada	1,800,000	3.41%
Joanna Kotsiris Surrey, BC Canada	1,800,000	3.41%
Directors and Officers as a group (4 person(s))	36,000,000	68.13%
(1)	MRE Holdings Ltd. is a company wholly owned by Mark Epstein

(2)

Based on 52,848,000 shares of common stock issued and outstanding as of July 25, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3)	The named parties have dispositive and voting power over these shares.

Changes in Control

We executed a Letter of Intent on May dated May 11, 2007 ( Form 8-K May 14, 2007) which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006, as amended).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006, as amended).
(4)	Form of Share Certificate
4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006, as amended).
4.2	Promissory Notes (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006, as amended).
(10)	Material Contracts
10.1	Bill of Sale Absolute and Online Bill of Sale Completion (incorporated by reference from our Form SB-2 Registration Statement, filed on July 27, 2006, as amended).
10.2	Letter of Intent – Future Now, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on May 15, 2007).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2007 and June 30, 2006:

Services	2007	2006
Audit fees	$21,900	$6,250
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$21,900	$6,250

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Principal Accountants.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use our Principal Accounts for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage our Principal Accountant to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by our Principal Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our Principal Accountants independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future Now Group, Inc.

By:         /s/ Gordon Samson

Gordon Samson

President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: August 30, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Gordon Samson

Gordon Samson

President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: August 30, 2007.