Form 10QSB
period 2007-09-30
Future Now Group Inc.
filed 2007-10-22
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 333-136069

FUTURE NOW GROUP INC.
(Name of small business issuer as in its charter)

Nevada	20-4237445

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

650 – 1500 West Georgia Street, Vancouver, BC V6G 2Z6
(Address of principal executive offices)

(604) 628-7780
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of October 9, 2007, there were 52,848,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ X ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results than can be expected for the year ended June 30, 2007.

FUTURE NOW GROUP INC.
(A Development Stage Company)

Unaudited Financial Statements
(Expressed in U.S. Dollars)

FUTURE NOW GROUP INC.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
		September 30, 2007		June 30, 2007

ASSETS
Current
Cash		$25,851		$57,386
Prepaids		11,935		3,000
Total current assets		37,786		60,386

Total assets		$37,786		$60,386

LIABILITIES
Current
Accounts payable and accrued expenses		$100		$1,313
Due to shareholders		20,000		20,000
Total current liabilities		20,100		21,313
Total Liabilities	~~$~~	20,100	~~$~~	21,313

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock $0.001 par value 50,000,000 shares authorized		-		-
None issued, allotted and outstanding

Common stock $0.001 par value, 900,000,000 shares authorized
Issued, allotted and outstanding:
52,848,000 shares of common stock		52,848		52,848
Additional paid-in capital		90,552		90,552
Deficit accumulated during exploration stage		(125,714)		(104,327)
Total stockholders’ equity		17,686		39,073
Total liabilities and stockholders’ equity		$37,786		$60,386

The accompanying notes are an integral part of these financial statements.

FUTURE NOW GROUP, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period from January 23, 2006 (Inception) to September 30, 2007
(Expressed in U.S. Dollars)
					Deficit	Total
					Accumulated	Stock-
			Additional		During	Holders’
	Common stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
Balance, January 23, 2006	-	$-	$-	-	$-	$-
Common stock issued to founders for cash
($0.001 per share) January 27, 2006	36,000,000	36,000	(33,000)			3,000
Subscription receivable				(3,000)		(3,000)
- net loss					(25,294)	(25,294)
Balance, June 30, 2006	36,000,000	$36,000	$(33,000)	$(3,000)	$(25,294)	$(25,294)
Subscriptions receivable				$3,000		$3,000
Common stock issued for cash ($0.10 per share - pre	16,848,000	16,848	123,552			140,400
Forward split) November 6, 2006
- net loss					(79,033)	(79,033)
Balance, June 30, 2007	52,848,000	$52,848	$90,552	$-	$(104,327)	$39,073
- net loss					(21,387)	(21,387)
Balance, September 30, 2007	52,848,000	$52,848	$90,552	$-	$(125,714)	$17,686

The above shares have been adjusted for all periods presented to reflect a 12 to 1 forward split.

The accompanying notes are an integral part of these financial statements.

Future Now Group Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended September 30, 2007 and2006:
For the period from January 23, 2006 ( inception) to September 30, 2007
(Stated in U.S. Dollars)
	From Inception Date
	of January 23, 2006 to	For the three Months ended
	Period Ended	September 30
	September 30, 2007	2007	2006
Cash Provided by (Used in)
Operating Activities
Net loss for the period	$(125,714)	$(21,387)	$(26,122)
Change in non-cash working capital items:
Accounts payable and accrued	100	(1,213)	171
Prepaids	(11,935)	(8,935)	-
Stock issuance liability	3,000	-	33,000
Subscription receivable	-	-	2,986

Cash used in operations	(134,549)	(31,535)	10,035

Financing Activities
Shares issued for cash	140,400	-	-
Increase in amounts due to shareholders	20,000	-	-

Cash Provided by Financing Activities	160,400	-	-

Cash increase (decrease) during the period	25,851	(31,535)	10,035

Cash, beginning of the period	-	57,386	79,860

Cash, end of the period	$25,851	$25,851	$89,895

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid:	$-	$-	$-
Income taxes paid:	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Future Now Group Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the three months ended September 30, 2007 and 2006:
For the period from January 23, 2006( inception) to September 30, 2007
(Stated in U.S. Dollars)
		For the three month period
	From Inception Date of	Ended September 30
	January 23, 2006 to
	Period Ended
	September 30, 2007	2007	2006

REVENUE	$-	$-	$-

EXPENSES

Accounting fees	26,550	12,000	6,250
Bank Charges	548	91	128
Consulting fees	25,000	-	-
Legal fees	46,981	6,852	18,098
Mineral property acquisition costs	5,154	-	-
Office expenses	1,946	160	171
Transfer agent and filing fees	13,144	1,608	1,475
Travel	6,391	676	-

	(125,714)	(21,387)	(26,122)

Net loss before other items	(125,714)	(21,387)	(26,122)

Provision for income taxes	-	-	-

NET LOSS	(125,714)	(21,387)	(26,122)

LOSS PER SHARE – BASIC AND DILUTED		(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING		52,848,000	36,000,000
COMMON SHARES – BASIC AND DILUTED

The accompanying notes are an integral part of these financial statements

Future Now Group Inc.
(A Development Stage Company)
Notes to Financial Statements
For the period from January 23, 2006 (inception) to September 30, 2007
(Stated in U.S. Dollars)

1.	Organization and Continuance of Operations

The summary of accounting policies for Future Now Group, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to United States generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Future Now Group, Inc., (the “Company”) was incorporated in the State of Nevada on January 23, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada. The Company’s fiscal year end is June 30. Based on a review of the claims area and mineralization data of its claims, the Company abandoned these mineral property claims.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a year. As of September 30, 2007, the Company had $25,851 in cash, and accumulated net losses of $125,714 since inception. The Company’s plan of merger will consume the current cash and if not successful will not leave sufficient funds to operate without additional capital or loans. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required.

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

Basis of Presentation

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Future Now Group Inc. (the “Company”) for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2007. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended June 30, 2007. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of results for the entire year ending June 30, 2007.

Future Now Group Inc.
(A Development Stage Company)
Notes to Financial Statements
For the period from January 23, 2006 (inception) to September 30, 2007
(Stated in U.S. Dollars)

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At September 30, 2007 and 2006, the Company had no cash equivalents.

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

Future Now Group Inc.
(A Development Stage Company)
Notes to Financial Statements
For the period from January 23, 2006 (inception) to September 30, 2007
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(f)	Income Taxes

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

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At September 30, 2007 and 2006, the Company had no outstanding stock options, warrants and other convertible securities.

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

Future Now Group Inc.
(A Development Stage Company)
Notes to Financial Statements
For the period from January 23, 2006 (inception) to September 30, 2007
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(j)	Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by FASB Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Accounting for Stock-based Compensation”. The Company does not have a stock option plan nor has it granted any stock options since inception.

	(k)	Comprehensive Income

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended September 30, 2007 and 2006.

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

Future Now Group Inc.
(A Development Stage Company)
Notes to Financial Statements
For the period from January 23, 2006 (inception) to September 30, 2007
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the FASB issued Staff Position Paper 115-1 (“FSP 115-1”) – “The Meaning of Other- Than Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than- temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Common Stock

On July 24, 2007, the Company split its common shares on the basis of 12 for 1. As a result, its articles of incorporation were amended to increase authorized common stock from 75,000,000 shares to 900,000,000 shares. The par value of our common stock remained $0.001 per share. The Company also authorized 50,000,000 shares of preferred stock at a $.001 par value. Shareholder approval was obtained by majority consent and on June 20, 2007, a Schedule 14C Information Statement was filed and subsequently mailed to all shareholders on or about July 1, 2007. Prior to the stock split, there were 4,404,000 shares of common stock outstanding. After the stock split there were 52,848,000 shares of common stock outstanding. The financial statements and notes have been changed to reflect the retroactive effective of the 12 to 1 forward stock split.

5.	Reverse Merger

On May 11, 2006 the Company entered into an agreement to merge with Future Now Group, Inc. The initial agreement calls for the Company to raise $1,000,000 through an SB-2 offering, the resigning of the current board of the Company, and the execution of a definitive agreement with terms for closing. As of September 30, 2007, such agreement has not been executed nor the transaction closed. The Company expects to close the merger in the near future.

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

6.	Related Parties

At September 30, 2007 the company had $20,000 of demand loans from shareholders’ which did not carry any interest components. During the year ended June 30, 2007, the Company repaid $80,000 of such loans.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Future Now Group Inc.

Overview

We were in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage. On May 11, 2007, ( Form 8-K, May 15, 2007) we announced that we had abandoned this property determining that the claim did not cover enough ground to host a viable exploration target.

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

There is no assurance that we will complete the agreement with Future Now, and even if we do, there is no assurance that they will continue in operations. Even if we do complete this, there can be no assurance that Future Now will successfully continue generating revenue. Please refer to the section entitled ‘Risk Factors’, of the June 30, 2007 annual report on Form 10-KSB, for additional information about risks.

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
Products which are individually focused:
On-Line optimization
Sales Analysis
Shopping Cart Analysis
Conversion Analysis
Research and development of off the shelf products for one time shoppers;
Training ,Workshops and Seminars,
Licenses for Agents and Company;
Exploration of revenue and equity sharing programs

Employees

As of September 30, 2007, we had no employees other than our directors and officers. Our founding directors are, Gordon Samson, Mark Epstein, David Moore and Joanna Kotsiris. It is intended that our board will resign on completion of the proposed reverse merge with Future Now, Inc. As at June 30, 2007, Mark Epstein, David Moore and Joanna Kotsiris tendered their resignations to be effective July 15, 2007.

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

Intellectual Property

Future Now, Inc., has patent pending methodology (MAPTM) Persuasion Architecture™ methodology

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

At September 30, 2007, we had working capital of $17,686, compared to a working capital of $39,073 as at June 30, 2007.

At September 30, 2007, our total current assets were $37,786 which consisted of cash and a prepaid, compared to total current assets of $60,386 as at June 30, 2007.

At September 30, 2007, our total current liabilities were $20,100, compared to total current liabilities of $21,313 as at June 30, 2007.

For the three month period ended September 30, 2007, we posted losses of $21,387 compared to $125,714 since inception of January 23, 2006.

Operating expenses for the period ended September 30, 2007 were $21,387.

At September 30, 2007, we had cash on hand of $25,851.

Cash Requirements

We will require additional funds to implement our strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended June 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through September 30, 2007 have incurred losses of $125,714 from our inception. Because of these historical losses, we will require additional working capital. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $25,851 and a working capital of $17,686 as of our period ended September 30, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of resource properties if we don not close our proposed reverse merge with Future Now Inc. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on properties. The requirements can be substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

Risks Related to Future Now Inc.

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

  issue additional equity securities that would dilute our stockholders;
  use cash that we may need in the future to operate our business;
  incur debt on terms unfavorable to us or that we are unable to repay;
  incur large charges or substantial liabilities;
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

OTHER RISKS

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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

FUTURE NOW GROUP INC.

By:	/s/ Gordon Samson
Gordon Samson
President & Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: October 22, 2007