Form 10KSB
period 2007-06-30
Future Now Group Inc.
filed 2008-01-28
CIK 1370555

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to June 30, 2007

Commission file number: 333-136069

Future Now Group Inc.
(Name of small business issuer in its charter)

Nevada	20-4237445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Unquowa Rd., Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 877-643-7244

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value 0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Issuer's revenues for the six months ended June 30, 2007 were $1,231,346.

The aggregate market value of the voting stock held by non-affiliates of the Issuer on January 25, 2008, was approximately $5,420,000. This calculation is based on the closing sale price of $0.26 as reported on the OTC Bulletin Board on January 18, 2007. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 25, 2008
Common Stock, $0.001 par value per share	71,242,191 shares

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

i

EXPLANATORY NOTE

Future Now Group Inc. (also referred to herein as the “Company,” “our” or “we”), filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) on November 6, 2007 to report a reverse merger whereby Future Now Inc. (“FNI”), became a wholly owned subsidiary of Future Now Group Inc., a reporting shell company (the “Share Exchange”). Future Now Group Inc. which was the acquiree in the merger for accounting purposes has a fiscal year end of June 30. FNI, the acquired company, has a calendar fiscal year. The Form 8-K included audited consolidated financial statements of FNI for the fiscal years ended December 31, 2006 and 2005, and unaudited consolidated financial statements for the nine months ended September 30, 2007 and September 30, 2006. We are including in this transition report on Form 10-KSB the audited consolidated financial statements of FNI for the period from the end of FNI’s fiscal year, December 31, 2006 to June 30, 2007, which are conformed to our fiscal year end, June 30, for the 2007 fiscal year.

By including these financial statements, we have filed with the SEC audited financial statements for FNI from January 1, 2005 through June 30, 2007. We have also transitioned from the calendar fiscal year of FNI to the July – June calendar year of Future Now Group Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to support and grow our business;

•	economic, competitive, business and other conditions in our local and regional markets;

•	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in our industry;

•	changes in our business and growth strategy, capital improvements or development plans;

•	the availability of additional capital to support development; and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this transitional report.

The cautionary statements made in this transitional report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

The address of our principal executive office is 61 Unquowa Road, Fairfield, Connecticut 06824. Our telephone number is (877) 643-7244.

We were incorporated in the State of Nevada on January 23, 2006 with authorized capital of 75,000,000 shares of common stock with a par value of $0.001. FNI, our wholly owned, operating subsidiary, was incorporated in the State of Delaware in November 1997.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FUTR.OB.”

On October 30, 2007, we entered into a share exchange agreement with FNI, a privately held Delaware corporation, and the stockholders of FNI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding stock of FNI occurred on October 30, 2007 (the “Share Exchange”). In accordance with the closing of the Share Exchange, we issued 50,394,191 of our common shares to the shareholders of FNI, in exchange for the acquisition, by us, of all of the issued and outstanding common shares of FNI, on the basis of one share of our common stock for one share of FNI common stock.

We had 71,242,191 common shares issued and outstanding as of October 30, 2007 as a result of the issuance of 50,394,191 common shares in connection with the closing of the Share Exchange and the concurrent cancellation of 32,000,000 common shares owned by our former directors. The issuance of the 50,394,191 shares of common stock to the former shareholders of FNI was deemed to be a reverse acquisition for accounting purposes. Accordingly, FNI, the accounting acquirer entity, is regarded as the predecessor entity as of October 30, 2007. As a result of the Share Exchange, FNI became our wholly owned subsidiary.

Business of the Issuer

As of October 30, 2007, the closing date of the Share Exchange with FNI, we commenced the business of helping clients generate more interaction, leads, subscriptions, and sales from their online marketing efforts. We offer a suite of products consisting of consulting, training and software as a service with the primary goal of optimizing clients’ online conversion rates.

Our proprietary Persuasion Architecture® framework provides clients “blueprints” to plan, measure and improve their online sales and marketing efforts. Management believes that our Persuasion Architecture® software represents a truly accountable solution to three multi-billion dollar problems:

1.	Low customer conversion rates;

2.	High costs of customer acquisition; and

3.	Poor customer retention rates.

Management believes that today’s prospects need to be actively engaged as participants in marketing communications. By formulating the conversations an organization will have with its diverse constituent segments, Persuasion Architecture® allows practitioners to plan, build, and optimize the persuasive impact on those segments and further that it allows our clients to scientifically plan marketing scenarios from a customer-centric perspective and optimize them.

The market in this sector has really started to focus on the importance of converting traffic rather than simply driving it.

Industry Background

The Internet has emerged as a powerful marketing medium that allows millions of consumers and marketers to conduct business and interact with each other in unprecedented ways. The Internet is particularly well suited to direct marketers because of its ability to access both broad audiences, as well as precisely defined groups. As a result, the Internet provides marketers with opportunities to identify and attract customers, as well as target specific types of users and collect data on their preferences. At the same time, we believe the Internet appeals to consumers because it offers more individual control over marketing messages. The growth of the Internet has encouraged companies to spend more of their marketing budgets on Internet marketing. We believe there is a need for a marketing infrastructure that can satisfy the objectives of both marketers and consumers, which will enable businesses to acquire and retain customers, yet operate from a consumer-centric approach that will provide relevant information and meaningful value to the individual user.

Products

We derive our revenue from the sale of products and services classified into the following categories: (a) professional services, including custom and packaged consulting; (b) licensing; (c) content and training; and (d) product sales.

Custom and Productized Consulting Services

These services come in three primary service lines: (a) Conversion Optimization; (b) Persuasion Scenario Analysis; and (c) Marketing Planning & Optimization with Persuasion Architecture® . All of these services are specific to the “flavor” of a web-site (business-to-business, business-to-consumer, self-service or media). The services include three “sizes” per service line, which provides simplicity and scalability. The prices for these services range from $2,500 to $500,000. The delivery timeframe ranges from less than three months to more than a full year.

Methodology Software Licensing

Our Persuasion Architecture® software suite, referred to as the Minerva Architectural Process (“MAP Tool”) is available for licensing. This is a valuable option for advertising agencies as well as medium and larger companies that intend to implement Persuasion Architecture® across multiple clients, sites, products and channels. Companies and individuals can also become certified Persuasion Architecture partners under direct licensing and royalty programs.

Persuasion Architecture® is a framework, methodology and software tool set we developed to plan, build and optimize persuasive systems on-line and off-line, irrespective of channel. Persuasion Architecture® guides clients to document every assumption based on their customers’ personal motivations. It then asks the Persuasion Architect™ to predict the scenarios that those customers will navigate. On-line, Persuasion Architecture® uses its web analytics scenario language (PAXML - Persuasion Architecture XML) to measure scenarios and optimize against those predictions. This scenario optimization process is a six sigma process that allows the Persuasion Architect to understand whether it is the execution or the plan that needs correction.

Content and Training

We continue to develop content and training programs from our thought leadership and market awareness. Our principals and key employees have published many books and white papers on topics pertaining to their respective areas of expertise. We offer various training programs. Such training programs service both business-to-business and business-to-consumer operations. Sample workshops include: Persuading Them to Take Action - Designing With the Audience in Mind, Persuasive Online Copywriting, and Creating Persuasive Momentum - How to Move Your Visitors Towards the Close.

Product Sales

We recently launched a line of hard copy and downloadable products that may be purchased directly from our websites. Such products are meant to educate the user and move them into another revenue channel. The products currently include: Conversion Expert’s Workbook; Future Now’s Self Service Guide to Website Optimization (created in conjunction with Google’s partnership with the launch of the Website Optimizer Tool); Which Sells Best: A Quick Start Guide to Testing for Retailers; and Persuasive Online Copywriting.

Intellectual Property

General

We rely on trade secrets, prior client experience and the expertise of our team that we seek to protect, in part, by confidentiality agreements. We require all current and future employees, consultants, contractors, manufacturers, outside collaborators, directors on our board, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We require signed confidentiality or material transfer agreements from any company that receives confidential information from us. We intend to ensure that, in the case of employees, consultants and contractors, any agreements that we enter into with such persons will generally provide that all inventions conceived by the person while rendering services to us shall be assigned to us as our exclusive property.

Trademarks

The following trademark application is presently pending: Persuasion Architecture.

Domain Names

We own and operate the following registered Internet domain names: futurenowinc.com, grokdotcom.com and persuasionarchitectureinc.com. The information contained on our websites does not form part of this transitional report.

Research and Development

We currently have no dedicated research and development costs. We anticipate allocating such costs in the future for human development and other capital expenditures.

Competition

We generally compete for the budgets that companies allocate to marketing. We believe the market for interactive marketing optimization will rapidly evolve and be intensively competitive. However, management believes that we have no direct competitors that provide a one-stop service/product which improves conversion rates and customer acquisition and retention. There are however companies active in various segments of this sector. The “agency” group (Organic, Inc., Critical Path, Inc., and Frog Internet Services) is concerned with tactical implementation and strategic direction but utilizes only vaguely defined micro-metrics. The “vendors group” (i.e., email marketers, search engine marketers, word-of-mouth marketing, and affiliates) offers tactical implementation and only pre-defined metrics without an overall strategic guidance. Management believes that our competitive advantage lies in our strategic marketing planning methodology and proprietary framework.

Our ability to compete depends on many factors. Factors over which we have some level of control include:

•	ability to enter into relationships with marketers;
•	ability to provide simple, cost-effective and reliable solutions;
•	timely development and marketing of new services; and
•	ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

Factors outside our control include:

•	development, introduction and market acceptance of new or enhanced services by our competitors;
•	changes in pricing policies of our competitors;
•	entry of new competitors in the market;
•	ability of marketers to provide simple, cost-effective and reliable promotions; and
•	market economy’s impact on our clients’ marketing budgets.

We expect competition to intensify as more competitors enter our markets. However, as referenced above, one of our most important assets is our intellectual property, which we believe will help offset some of the competitive pressures for certain of our services and products. Most of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and managerial resources than we do. Most of our competitors also generate greater revenue. They may compete more effectively and be more responsive to industry and technological change than we are.

Major Customers

We do not have any major customers.

Government Regulation

Our products or services are not regulated by the government in any of our markets and we do not need to obtain permits specific to our industry in order for us to operate or to sell our products and services. Additionally, we are not subject to any legislation specific to our industry, products and services.

Employees

As of January 25, 2008, we employed approximately 25 people; of this number, 20 individuals were full-time employees and the remainder were part-time employees and contractors/consultants.

We are not a party to any collective bargaining agreement. We believe our relations with our employees to be satisfactory.

Reports to Security Holders

None.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other information contained in this interim report. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock may decline

Risks Related to Our Business

Because we depend on our key personnel, the loss of their services or the failure to attract additional highly skilled personnel could adversely affect our operations.

If we are unable to maintain our key personnel, in particular Jeffrey Eisenberg, our Chief Executive Officer and President, and William Schloth, our Chief Financial Officer, and to attract new employees with high levels of expertise in those areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management and directors and the hiring of strategic key personnel at reasonable costs. All of our senior executives have entered into employment agreements with us; however, each senior executive may terminate his employment agreement on notice for any reason. We do not have “key-person” insurance on the lives of any of our key officers or management personnel to mitigate the impact that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. If any of our current senior executives were to become unable or unwilling to continue in their present position, or if we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.

If we fail to respond to rapidly changing technology or evolving industry standards, our services may become obsolete or less competitive.

The market for services is characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards. If we are unable to develop enhancements to, and new features for, existing services, or acceptable new services that keep pace with rapid technological developments, our services may become obsolete, less marketable and less competitive and our business may be harmed. The success of any enhancements, new features and services depends on several factors, including the timing of completion, functionality and market acceptance of the feature or enhancement. Failure to produce acceptable new features and enhancements may significantly impair our revenue growth and our results of operations.

We may be liable to customers and may lose customers if we provide poor service, if services do not comply with our agreements or if there is a loss of data.

The information in our databases may not be complete or may contain inaccuracies that customers regard as significant. Ability to collect and report data may be interrupted by a number of factors, including an inability to access the Internet or the failure of our network or software systems. In addition, computer viruses may harm systems causing lost data, and the transmission of computer viruses could expose us to litigation. Our customer agreements give customers the right to terminate their agreements for cause if we fail to meet certain reliability standards stated in the agreements or otherwise materially breach our obligations. Any failures in the services supplied or the loss of any customers’ data may result in customers terminating their agreements and could subject us to liability. We also may be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. We may be liable to customers for loss of business, loss of future revenue, and breach of contract or even for the loss of goodwill. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to supply information, our reputation could be harmed and we could lose customers.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert management’s attention, result in additional dilution to stockholders or consume resources that are necessary to sustain our operations.

One of our business strategies is to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to expand service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired company, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt ongoing business, divert resources and require significant management attention that would otherwise be available for ongoing development of business. Moreover, there can be no assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, or incur substantial depreciation or deferred compensation charges.

We periodically engage in preliminary discussions relating to acquisitions and strategic partnerships, but are not currently a party to any agreements relating to pending or proposed acquisitions or strategic partnerships.

Failure to manage growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with our capital investments which could materially adversely affect our business.

Any failure to adequately expand a direct sales force will impede our growth.

We expect to be substantially dependent on a direct sales force to obtain new customers, particularly large enterprise customers, and to manage customer relationships. There is significant competition for direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take twelve months or more to achieve full productivity. Recent hires and planned hires may not become as productive as expected, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel our business prospects could suffer.

If we are not able to adequately protect our proprietary rights, our operations may be materially adversely affected.

Our ability to compete partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, we may not be able to adequately protect our intellectual property.

In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. Our inability to adequately protect our proprietary rights may have a materially adverse affect on our business and operations.

If we are forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights, our operations may by materially adversely affected.

Disputes regarding the ownership of technologies are common and likely to arise in the future. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business.

If we are later subject to claims that we have infringed the proprietary rights of others or exceeded the scope of licenses, we may be required to obtain a license or pay additional fees or change our designs or technology.

Infringement or invalidity claims (or claims for indemnification resulting from infringement claims) may be asserted or prosecuted against us. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our software designs or other technology.

Risks Related to our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or an exchange such as the American Stock Exchange. Accordingly, stockholders may have difficulty reselling any or all shares of our common stock.

Our common stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our common stock currently is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker dealers to trade our securities and may discourage investors’ interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority’s sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority, Inc.(“FINRA”) has adopted rules that require a broker dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending such investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently do not own any real property. Our corporate headquarters are located at 61 Unquowa Road, Fairfield, Connecticut 06824 and are leased by us. Our lease is for approximately 550 square feet and has a term of two years ending December 31, 2009.

Our primary sales, marketing and consulting service operations are conducted out of leased office space located at 55 Washington Street, Suite 419, Brooklyn, New York 11201. Our lease for this office commenced on December 15, 2007, has a term of three years and represents approximately 3,200 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

We received approval from the OTC Bulletin Board on March 23, 2007 for quotation under the symbol “RPEX.OB.” Our trading symbol was changed from “RPEX.OB” to “FUTR.OB” in July 2007 in connection with a 12-for-1 forward stock split and company name change.

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

FINRA
OTC Bulletin Board

Quarter Ended	High	Low
March 31, 2007(1)	N/A	N/A
June 30, 2007	$1.80	$1.80
September 30, 2007(2)	$0.67	$0.16
December 31, 2007(2)	$1.50	$0.15
(1) Our common stock received approval for quotation on March 23, 2007. The first trade occurred June 25, 2007.
(2) Gives effect to a 12:1 stock split that occurred on July 24, 2007.

On January 8, 2007 the last trade for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.256.

Rule 144 Shares

Pursuant to the Securities and Exchange Commission’s revisions to Rule 144, which take effect on February 15, 2008 and apply retroactively, a total of 50,394,191 shares of our common stock will become available for resale to the public after April 30, 2008, subject to the volume and trading limitations of Rule 144 as then in effect.

Holders

As of January 25, 2007 there were 78 holders of record of our common stock who held an aggregate of 71,242,191 common shares.

Our common shares are issued in registered form. Our registrar and transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida, 33701, Telephone: (727) 289-0010, Facsimile: (727) 289-0069.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the six months ending June 30, 2007, we did not issue any equity securities which were not registered under the Securities Act of 1933.

Prior to the closing of the Share Exchange, FNI had 96,000 stock purchase warrants outstanding with note holders (the “Note Holders”). As consideration for price adjustments to the Note Holders’ investment documents and as a result of the Share Exchange, we issued an additional 96,000 stock purchase warrants to the Note Holders. Pursuant to the Share Exchange conversion ratio of 9.25, as of January 16, 2008, we had 1,776,000 Note Holder warrants outstanding.

Prior to the closing of the Share Exchange, FNI had 28,161 placement agent warrants outstanding. As consideration for agreed adjustments to the original placement agent warrants as a result of the Share Exchange, FNI issued an additional 28,161 placement agent warrants. Pursuant to the Share Exchange conversion ratio of 9.25, as of January 16, 2008, we had 520,979 placement agent warrants outstanding. As part of the New Financing (as defined below), an additional 571,429 post-Share Exchange placement agent warrants were issued with similar terms as the warrants issued to the Purchaser.

In connection with the closing of the Share Exchange on October 30, 2007, we issued 50,394,191 shares of our common stock to the former stockholders of FNI. We issued such shares of common stock in reliance upon Section 4(2) of the Securities Act of 1933 to “accredited investors” (as that term is defined in Regulation D under the Securities Act of 1933).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this transition report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We are engaged in the business of in interactive marketing optimization with a primary concentration on optimizing client online conversion rates. Our proprietary Persuasion Architecture® framework provides clients “blueprints” to plan, measure and improve their online sales and marketing efforts. The combination of the proprietary methodology and related software suite allows clients to convert more online traffic into leads, subscriptions and sales thereby improving the return on investment related to money spent on marketing. Management believes that the Persuasion Architecture® package represents a truly accountable solution to three multi-billion dollar industry problems; (i) low customer conversion rates, (ii) high costs of customer acquisition, and (iii) poor customer retention rates.

Results of Operations

Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

Revenues and Cost of Revenues

Total revenue for the six months ending June 30, 2007 was $1,231,346, as compared to revenue of $731,233 for the six months ending June 30, 2006, representing an increase of $500,113 or 68.4%. The increase in revenues was primarily attributable to increased productized consulting revenues.

Cost of revenues for the six months ending June 30, 2007 were $323,927, as compared to cost of revenues of $163,228 for the six months ending June 30, 2006, representing an increase of $160,699, or 98.5%. Cost of revenues as a percent of total revenues for the six months ending June 30, 2007 was 26.3%, compared with 22.3% for the six months ending June 30, 2006. Gross margins for the six months ending June 30, 2007 were 73.7%, as compared to 77.7% for the six months ending June 30, 2006, representing a decrease of 4.9%. The decrease in our gross margins was primarily due to increase hiring and training of our consultants as well as revisions to our product offerings.

Operating Expenses

Total operating expenses for the six months ending June 30, 2007 were $938,718, as compared to total operating expenses of $514,261 for the six months ending June 30, 2006, representing an increase of $424,457 or 82.5%. Our total operating expenses were comprised of increased hiring, sales and marketing expenses and increase software development expenditures.

General and administrative expenses for the year ended June 30, 2007 were $897,731, as compared to general and administrative expenses of $513,226 for the six months ending June 30, 2006, representing an increase of $384,505 or 74.9%. The increase of general and administrative expenses during the six months ending June 30, 2007 was mainly due to increased hiring of personnel and expanded programming costs.

Other Income and Expenses

During the six months ending June 30, 2007 we earned interest of $2,577, compared to $2,551 of earned interest in the six months ending June 30, 2006. Interest expense for the six months ended June 30,20077 was $12,969 versus $30 for the same period ending June 30, 2006. We also have recorded $5,132 and $4,295 for the amortization of debt discount and deferred offering costs, respectively, for the six months ended June 30, 2007 versus $0 expense for the same period in 2006.

In the six months ending June 30, 2007 we incurred expenses (net of book sales) of $2,883 for publishing and book promotion, as compared to expenses (net of book sales) of $200,052 for the six months ending June 30, 2007. The publishing and book promotions for the six months ended June 30, 2006 related to the book written by the founders of FNI, Jeffrey and Bryan Eisenberg, released in 2006 under the title, “Waiting for Your Cat to Bark?”

Net Income

Our net loss for the six months ending June 30, 2007 was $18,038, as compared to a net loss of $89,153 for the six months ending June 30, 2006, representing a decrease of 71,115 or 79.8%. Net loss as a percentage of total revenues was 1.5% for the six months ending June 30, 2007, as compared to 12.2% for the six months ending June 30, 2006. The decrease in net loss during the six months ending June 30, 2007 was primarily attributable to the publishing charge to other expenses for the six months ending June 30, 2006.

Liquidity and Capital Resources

Cash Provided by Financing Activities

As of the period ended June 30, 2007, we raised $625,000 through the issuance of 10.5% convertible promissory notes and stock purchase warrants to 16 separate note holders. The offering closed on August 15, 2007, and for the period between June 30, 2007 and the closing we raised an additional $50,000 from two existing promissory note holders.

The convertible promissory notes were issued as part of units. According to the original terms, each unit consisted of $50,000 convertible promissory notes and warrants to purchase 16,000 shares of our common stock at $0.75 per share. If the promissory note conversion option was elected, each unit would convert into a minimum of 15,385 shares of our common stock at $3.25 per share.

In connection with the Share Exchange, we received additional funding of $2,000,000 through the issuance of 11% convertible notes and stock purchase warrants (both collectively, the “New Financing”). To facilitate the New Financing, the existing convertible promissory note holders agreed to the following amendments (the “Amendments”) to the terms of their convertible promissory notes and warrants:

(1)
the exercise price for the warrants would be at the lower of the (i) exercise price granted for any warrant issued as part of the New Financing, or (ii) the 5 trading day average closing price of our common stock from the day of closing of the Share Exchange;

(2)
the conversion price for the convertible promissory notes would be the lower of (i) the price per share in certain specified transactions, at a 20% discount, or (ii) the 5 day average closing price of our common stock from the day of closing of the Share Exchange, or (iii) the conversion price of the 11% convertible notes provided for in the New Financing, at a 20% discount; and

(3)
Section 1(a) of the registration rights agreement will be amended as follows; “The [existing note holders] agree to amend their piggyback registration rights such that they allow for any required registration provisions applicable to the [New Financing].”

As consideration for the Amendments, the existing note holders received additional warrant certificates equal to 100% of the current warrants presently in their possession priced at the same discounted terms as described in item (1) above.

There were no changes to the redemption features or principal and interest payment features of the convertible promissory notes, which are as follows:

To the extent that we generate revenues, the existing note holders shall receive re-payment of a portion of their investment amount at the end of each semi-annual period until they have received their entire investment amount plus the ten and one-half percent (10.5%) annual coupon. In order to provide for such redemption, we will place three and one-half percent (3.5%) of the gross revenues derived by us into a separate bank account (the “Redemption Funds”). The Redemption Funds will be distributed pro-rata among the existing note holders within thirty (30) business days after the end of each semi-annual measurement period.

All principal and interest will be due and payable upon the earlier of (i) demand made any time after the date that is 36 months from initial issuance of the convertible promissory notes, (ii) the date upon which we complete the sale of common stock (or a comparable security) for aggregate gross proceeds of at least $2,500,000, or (iii) the closing of an acquisition of our business, and change of control, whether by material merger, reorganization, sale of assets or other similar material transaction. Should we raise additional capital of $500,000, the existing convertible promissory note holders will be entitled to receive any remaining balance due on the convertible promissory notes including any accrued interest.

Cash Flow Used in Operating Activities

Operating activities used cash of $241,272 for the six months ended June 30, 2007, as compared to cash used of $73,203 for the six months ending June 30, 2006. The increase in cash used for operating activities for the six months ending June 30, 2007 was primarily a result of a increase in accounts receivable and other assets.

Cash Flow Used in Investing Activities

Investing activities used cash of $7,800 for the six months ending June 30, 2007, as compared to cash of $7,100 provided for the six months ending June 30, 2006. The cash used as of June 30, 2007 represented the purchase of computer and other office related equipment.

Capital Expenditures

We had no material capital expenditures during the six months ended June 30, 2007.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon FNI’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of FNI’s financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

We derive our revenue from the sale of products and services that we classify into the following three categories: (1) professional services, including, custom & packaged consulting; (2) licensing, and (3) training and product sales. We traditionally have sold our services, products and licenses through customer referrals. We utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to customers.

We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — Revenue Recognition. For arrangements outside the scope of SOP 97-2, we evaluate if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

Professional service revenues - Custom and Packaged Consulting Revenues

Because we provide our applications as services, we follow the provisions of SAB No. 104, Revenue Recognition, and SOP 97-2, Software Revenue Recognition. We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

We recognize revenue resulting from professional services sold with licensing offerings (generally considered to be at the time of, or within 45 days of, sale of the licensing offering) over the term of the related professional services contract as these services are considered to be inseparable from the licensing service, and we have not yet established objective and reliable evidence of fair value for the undelivered element. Since we cannot allocate a fair value to the various elements of its contracts based on vendor-specific objective evidence, we recognize revenue in accordance with contract accounting under the percentage-of-completion method. The professional service component of the monthly payment project is recognized as the services are performed. We recognize revenues resulting from professional services sold separately from the licensing services as those professional services are performed.

Licensing and training revenues

We derive our licensing revenue from selling software and methodology licenses to customers. We do not provide custom software development services or create tailored products to sell to specific customers. The software licenses are sold with certain post-contract services, installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes. Since we cannot allocate a fair value to the various elements of our contracts based on vendor-specific objective evidence, we recognize revenue in accordance with contract accounting under the percentage-of-completion method.

Product and content sales

We derive our product and content revenue from book and Internet downloadable product sales. Such sales are recognized at the point of sale.

Deferred Revenues

Deferred revenues consist of billings or payments received in advance of revenue recognition for our professional services, licensing and training services described above and we recognize them as revenue only when the revenue recognition criteria are met.

Long-Lived Assets – Including Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from two to eight years.  In accordance with SFAS 144, we review long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.

This standard requires an impairment analysis when indicators of impairment are present.  If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements.  The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.  We believe that the accounting estimate related to an asset impairment is a “critical accounting estimate” because it is highly susceptible to change from period to period and requires management to make assumptions about future cash flows, and because the impact of recognizing an impairment could have a significant effect on operating results. Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to continue to do so in the future.

Intangible assets and related amortization associated with certain financings done by us are reported in deferred offering costs within the Financial Statements and are being amortized over the related life of the financial instrument. We also are carrying an investment in an unconsolidated subsidiary at costs (“Investment”) as a separate line in the Financial Statements. We have reviewed the most current financial information related to the Investment as well as projected financial results and have determine that no impairment exists relating to the Investment as of June 30, 2007. We are carrying this Investment, at cost, in the amount of $82,000.

Debt Obligations with Warrants

Between the period of March 2007 and June 30, 2007, pursuant to an investment subscription agreement and closing documents (the “Offering”), we offered for sale 10.5% convertible promissory notes (the “Notes”), convertible into shares of the Company’s common stock. In the Offering we sold units consisting of $50,000 in Notes and seven-year warrants to purchase 16,000 shares of our Common Stock, at an exercise price of $0.75 per share (the “Warrants”). We issued Notes with a face amount of $625,000 and 200,000 Warrants. Under a placement agent agreement related to the Offering, we also were obligated to issue placement agent warrants (“Placement Warrants”) in the amount of $26,190.

In accordance with GAAP, we estimated the fair value of the Notes, Warrants and Placement Warrants. The initial fair value of the Notes reflected a fair value adjustment to the Notes for the estimated fair value of the Warrants issued in connection with this debt. The estimated fair value of the Warrants at the date of issuance, using the Black-Scholes valuation method, was $108,395, and has been recorded as a debt discount against the face value of the $625,000 Notes. This discount is being amortized as interest expense over the three-year term of the Notes.

The initial fair value of the Placement Warrants that we are obligated to issue, using the Black Scholes valuation method, was $14,212, and has been recorded as deferred offering costs on the Financial Statements. The amount is being amortized over the three-year term of the Notes.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for us, due primarily to the significant judgment required when estimating the fair value of stock-based compensation awards, including the selection of a valuation method (e.g., Black-Scholes) and the underlying assumptions within such valuation (e.g., estimated lives outstanding and volatility).

On January 1, 2006 we adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003), based on the grant-date fair values and related service periods estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair values and related service periods estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123.

The fair values of restricted share rights are determined using the closing price of our common stock on the date of grant, while the fair values of stock options and stock purchase awards are estimated at the date of grant using the Black-Scholes option-pricing model. The fair values of stock appreciation rights are estimated at the date of grant using a Monte Carlo simulation for an Asian type award. The estimated fair values of awards are amortized over the vesting period of the applicable award, generally three to five years.

Effective July 17, 2007, we adopted the 2007 Stock Option Plan (the “Plan”). Subsequent to June 30, 2007, we have issued stock options related to the Plan and will account for such options as provided for above.

ITEM 7. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm for the six months ended June 30, 2007	F-1

Consolidated Balance Sheet for the period ended June 30, 2007	F–2

Consolidated Statements of Operations for the six months ended June 30, 2007	F–3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period ended June 30, 2007	F–4

Consolidated Statements of Cash Flows for the six months ended June 30, 2007	F–5

Notes to Financial Statements for the six months ended June 30, 2007	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Future Now, Inc. and Subsidiary

We have audited the accompanying balance sheet of Future Now, Inc. and Subsidiary as of June 30, 2007, and the related statements of income, stockholders’ equity, and cash flows for the six months then ended. Future Now, Inc and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its intemal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Now, Inc. and Subsidiary as of June 30, 2007 and the results of its operations and its cash flows for the six months then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, NJ
January 28, 2008

Future Now, Inc. and the Subsidiary
Consolidated Balance Sheet
for the Period Ended June 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$640,041
Accounts receivable, net	322,442
Income tax receivable	7,481
TOTAL CURRENT ASSETS	969,964

Fixed assets, net	5,300
Investment in unconsolidated subsidiary, at cost	82,000
Deferred offering costs	73,013
Deferred tax asset	68,294
Other assets	2,731
TOTAL ASSETS	$1,201,302

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$212,189
Deferred revenue	27,600
TOTAL CURRENT LIABILITIES	239,789

Deferred licensing fees	33,334
Convertible debentures, net of discount	537,758
TOTAL LIABILITIES	810,881

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–
Subscription receivable	(800)
Common stock, $.001 par value, 10,000,000 shares authorized, 4,800,000 shares issued and outstanding	4,800
Additional paid-in capital	324,700
Retained earnings	61,721
TOTAL STOCKHOLDERS’ EQUITY	390,421
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,201,302

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now, Inc. and the Subsidiary
Consolidated Statements of Operations
for the Six Months Ended June 30, 2007

	Six Months Ended June 30,
	2007 (Audited)	2006 (Unaudited)
Revenues:
Custom Consulting	$510,411	$408,472
Productized consulting	518,387	194,935
Licensing and training	187,210	127,826
Product and content sales	15,338	0
Total Revenues	$1,231,346	$731,233

Cost of Revenues	323,927	163,228
Gross Profit	907,419	568,005

Operating expenses:
Marketing and sales	40,987	1,035
General and administrative	897,731	513,226
Total operating expenses	938,718	514,261

Net operating income (loss)	(31,299)	53,744

Other (income) expenses
Interest (income) expense	19,820	(2,521)
Other expense	3,360	1,612
Publishing and book promotion(net of sales)	2,883	200,052
Total other expenses	26,063	199,143

Loss before taxes	(57,362)	(145,399)
Income tax benefit	39,324	56,246

Net loss	$(18,038)	$(89,153)

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now, Inc. and the Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the Period Ended June 30, 2007

	Preferred Stock		Common		Paid-In	Sub	Retained Earnings	Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Capital	Rec'd	(Deficit)	Deficit)
Balance, December 31, 2006	0	–	4,800,000	$4,800	$218,114	$(800)	$79,759	$301,873

Net Loss for Period							(18,038)	(18,038)

Warrants issued for deferred offering costs					14,212			14,212
Warrants issued for debt discount in convertible debt offering					92,374			92,374

Balance, June 30, 2007	0	–	4,800,000	$4,800	$324,700	$(800)	$61,721	$390,421

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now, Inc. and the Subsidiary
Consolidated Statements of Cash Flows
for the Six Months ended June 30, 2007

	Six Months Ended June 30,
	2007 Audited	2006 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(18,038)	$(89,152)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in deferred tax asset	(39,945)	(58,159)
Provision for doubtful accounts	42,500	–
Minority interest in subsidiaries	–	(24,999)
Depreciation	2,500
Amortization of debt discount	5,132	–
Amortization of deferred offering costs	4,295	–

Change in operating assets and liabilities:
Accounts receivable	(260,942)	(102,644)
Other assets	(141,667)	37,479
Income tax receivables/payable	5,772	(8,640)
Accounts payable and accrued expenses	159,310	148,128
Deferred revenue	(89)	24,834
Security deposit	(100)	(50)
Net cash provided by (used in) operating activities	$(241,272)	$(73,203)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from note receivable	–	7,100
Purchase of fixed assets	(7,800)
Net cash provided by (used in) investing activities	$(7,800)	$7,100

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	625,000	–
Net cash provided by financing activities	$625,000	$–
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	375,927	(66,103)

CASH AND CASH EQUIVALENTS at beginning of period	264,113	311,967
CASH AND CASH EQUIVALENTS at end of period	$640,041	$245,864

Supplemental disclosure of cash flow information
Cash paid for:
Interest	–	–
Income Taxes	869	11,450

Supplemental schedule of non-cash investing and financing activities
Deferred offering warrant costs	14,212	–
Debt discount on convertible notes	92,374	–

See Accompanying Notes to Audited Consolidated Financial Statements

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

Note 1. The Company and Nature of Business

Future Now, Inc. (the “Company”), formed in 1997, is a widely recognized authority on optimizing online conversion rates, converting more online traffic into leads, subscriptions and sales. The Company’s proprietary Persuasion Architecture framework and supporting software suite (collectively, referred to as “MAP Tools”) provides clients “blueprints” to plan, measure and improve their online sales and marketing efforts. The Company believes that its MAP Tools represents a truly accountable solution to three multi-billion dollar problems;

1.	Low customer conversion rates;

2.	High costs of customer acquisition; and

3.	Poor customer retention rates.

Through a rights contribution, technical cooperation and non-compete agreement (the “Rights Agreement”) dated as of October 3, 2003, the Company contributed its MAP Tools to its then majority owned subsidiary, Intellectual Property Licensing Group, Inc. (formerly, Persuasion Architecture, Inc.) in return for 3,250,000 shares of IPLG. Through the Rights Agreement, the Company assigned and transferred to IPLG all right, title and interest in any patent rights. Technology, improvement patent and all intellectual property rights related to MAP Tools (all collectively, “Intellectual Property”). The Company intends to maintain all its Intellectual Property in IPLG and licensing and perform training through IPLG.

On December 29, 2006, the Company completed a share exchange (the “Share Exchange”) with IPLG whereby an additional 800,000 of the Company’s Common Stock was issued and allocated proportionately to the then existing stockholders of IPLG. As a result of the transaction, IPLG became a 100% owned subsidiary. IPLG holds the intellectual property rights to MAP Tools and will hold further intellectual property improvements and new developments. It is the intention of the Company to handle all its licensing related activities out of IPLG.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements of the Company have been prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Future Now, Inc. and its wholly owned subsidiary IPLG. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

Concentration of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities, long-term investments and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

Property and Equipment

Property and equipment consists of office equipment and is stated at cost ($7,800) less accumulated depreciation ($2,500). Depreciation is determined by using the straight-line method over the estimated useful lives of the related assets, generally two to five years.

Revenue Recognition

The Company derives its revenue from the sale of products and services that it classifies into the following three categories: (1) professional services, including, custom & packaged consulting; (2) licensing, and (3) training and product sales. The Company has traditionally sold its services, products and licenses through customer referrals. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition , and related interpretations, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — Revenue Recognition . For arrangements outside the scope of SOP 97-2, the Company evaluates if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Professional service revenues - Custom and Packaged Consulting Revenues

Because the Company provides its applications as services, it follows the provisions of SAB No. 104, Revenue Recognition, and SOP 97-2, Software Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

▪	there is persuasive evidence of an arrangement;

▪	the service has been provided to the customer;

▪	the collection of the fees is reasonably assured; and

▪	the amount of fees to be paid by the customer is fixed or determinable.

The Company recognizes revenue resulting from professional services sold with licensing offerings (generally considered to be at the time of, or within 45 days of, sale of the licensing offering) over the term of the related professional services contract as these services are considered to be inseparable from the licensing service, and the Company has not yet established objective and reliable evidence of fair value for the undelivered element. Since the Company cannot allocate a fair value to the various elements of its contracts based on vendor-specific objective evidence, the Company recognizes revenue in accordance with contract accounting under the percentage-of-completion method. The professional service component of the monthly payment project is recognized as the services are performed. The Company recognizes revenues resulting from professional services sold separately from the licensing services as those professional services are performed.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

Licensing and training revenues

The Company derives its licensing revenue from selling software and methodology licenses to customers. The Company does not provide custom software development services or create tailored products to sell to specific customers. The software licenses are sold with certain post-contract services, installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes. Since the Company cannot allocate a fair value to the various elements of its contracts based on vendor-specific objective evidence, the Company recognizes revenue in accordance with contract accounting under the percentage-of-completion method.

Product and content sales

The Company derives its product and content revenue from book and Internet downloadable product sales. Such sales are recognized at the point of sale.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Accounts Receivable

The Company’s accounts receivable are derived from a large number of direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At June 30, 2007, the allowance for potential credit losses was $50,000. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

Deferred Revenues

Deferred revenues consist of billings or payments received in advance of revenue recognition for the Company’s professional services, licensing and training services described above and the Company recognizes them as revenue only when the revenue recognition criteria are met.

Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company determines technological feasibility when a working model has been completed. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any software development costs because technological feasibility has not been established for software being developed during the period ended June 30, 2007.

Cost of Revenues

The Company’s cost of revenues primarily consists of personnel associated with the Company’s professional services as well as network operations.

Income Taxes

The Company provides for income taxes using the asset and liability method. Under this method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty. Management has determined that no such valuation allowance was necessary as of June 30, 2007. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, income tax receivable, accounts payable and accrued expenses approximate their fair values due to the short term maturities of these financial instruments.

The fair value of the Company’s debt obligations approximates its carrying value as it is based on or about the current rates offered to the company for debt of the same maturities with similar collateral.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 became effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

Note 3. Investment in Unconsolidated Subsidiary

Alkemi International Pty Ltd Investment & Limited Term Licensing Agreement

On June 13, 2007, the Company entered in a licensing agreement, a stockholders agreement and a call option deed (all collectively, the “AIPL Agreements”) with Alkemi International Pty Ltd (“AIPL”). Under the AIPL Agreements, AIPL received a limited term exclusive licensing agreement (17 months) to resell and deliver the intellectual property of the Company in the Australian and New Zealand Territories and the Company would have a right to covert any monies owed per the Agreements from AIPL to ownership position in AIPL. On July 23, 2007, the Company delivered to AIPL notice to issue shares that totaled the outstanding balance due from AIPL as of June 13, 2007 to equity in AIPL (then amount was $82,000). A valuation opinion was obtained whereby the value of AIPL was set at $959,300 AUD (exchange rate 1.18619 or US$808,724) and as such the Company received an amount equal to $97,268 AUD or 159,897 shares of AIPL. The Company will continue to accrue monies owed from AIPL until a total of US$62,629 is due from AIPL. At such a time the amount will automatically be converted into additional shares of AIPL and the total ownership percentage at that time of AIPL by the Company will equal 15% of AIPL. Payments to the Company will then commence based upon the licensing agreement. The original agreement with AIPL began in 2004. This investment is being accounted for under the cost method.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (cont’d)

Note 4. Private Placement

In the first quarter of 2007, pursuant to an investment subscription agreement and closing documents (the “Offering”), the Company offered for sale 10.5% convertible promissory notes (the “Notes”), convertible into shares of the Company’s common stock. In the offering the Company sold units consisting of $50,000 in Notes and seven-year warrants to purchase 16,000 shares of the Company’s Common Stock, at an exercise price of $0.75 per share (the “Warrants”).

The Notes shall be redeemed at the earlier of either (i) repayment from the sales escrow redemption feature (the “Redemption Feature”) or; (ii) three years from the date of issuance or; (iii) a financing transaction of at least $2,500,000 (the “Qualified Financing”), or (iv) the closing of a material acquisition of the Company, whether by merger, recapitalization, sale of assets or other similar material transaction (an “Acquisition”). At the Note holder’s option, all, or a portion of, the principal and accrued interest on the Notes may be converted into shares of the Company’s Common Stock along with a Qualified Financing or Acquisition. The number of shares into which the Notes are convertible will equal the quotient of the converted principal and interest divided by the lower of: (i) the price per share issued in a Qualified Financing or Acquisition, at a 20% discount, or (ii) $3.25. If the holder elects the conversion option the minimum number of shares each Unit will convert into is 15,385 shares of the Company’s Common Stock. As additional protection against repayment of the Notes, under the Redemption Feature, the Company will escrow three and one-half (3.5%) of its gross revenues in a separate bank account and pay-down the Notes, on a semi-annual basis, until such a time that the total principal has been repaid. Unless the Notes are fully paid off, the first payment under the Redemption Feature will be due within thirty(30) days of the first anniversary of the Notes and then on a semi-annual basis thereafter. The Company closed on $625,000 in face value of Notes prior to June 30, 2007. Prior to the Offering being closed on August 15, 2007, the Company closed on an additional $50,000 in face value of Notes.

In connection with the issuance of the Notes, the Company issued an aggregate of 200,000 warrants. The fair value of the warrants were recorded as a debt discount in the amount of $92,374 based on their relative fair value to the total proceeds, which has been netted against the Notes on the Balance Sheet. The debt discount is being amortized over the life of the Notes. For the six months ended June 30, 2007, the Company recorded $5,132 in amortization expense for the debt discount. The unamortized balance of the debt discount as of June 30, 2007 was $87,242.

Along with the Offering, the Company has recorded deferred offering costs of $77,308 on the Balance Sheet. The amount consisted of $63,096 of cash expenditures as well as $14,212 equity costs related to the issuance of placement agent warrants to SIG. The Company is amortizing the offering costs over a three-year period and recorded amortization of $4,295 for the six months ended June 30, 2007.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (cont’d)

Note 5. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 4,800,000 shares of common stock issued and outstanding as of June 30, 2007. As part of the Share Exchange the Company entered into an Escrow Agreement (the “Escrow Agreement”) with John Quarto-von Tivadar, its Chief Scientist whereby 209,216 shares of common stock were reserved for future issuance based upon certain annualized gross revenue achievements or a specified time period with the first time period of one year from the issuance date. As of June 30, 2007 no shares have been released under the Escrow Agreement.

Share Exchange between the Company and IPLG

On December 29, 2006, the Company completed the Share Exchange with its majority-owned subsidiary, IPLG and all the existing stockholders of IPLG. As part of the Share Exchange the stockholders of IPLG received on a pro-rata basis a total of 800,000 shares of the Company’s Common Stock for 100% of their IPLG Common or Preferred Stock then outstanding. As a result IPLG became a 100% owned subsidiary of the Company. As part of the Share Exchange the Company also entered into the Escrow Agreement description above.

Warrants

In connection with the Private Placement discussed in Note 4, the Company issued 184,000 stock purchase warrants with an exercise price of $0.75. Additionally, the Company was obligated to issued 26,190 placement agent stock purchase warrants to the placement agent on the Private Placement. These warrants will expire seven years from issuance and carry a $0.75 exercise price. Both sets of warrants can be exercised through a net settlement in shares of the Company’s common stock.

The following table sets forth the Company’s common stock warrant activity as of June 30, 2007:

	Warrants Outstanding	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2006	0	$0.00
Issued or obligated to be issued	210,190	0.75
Exercised	0	0.00
Expired	0	0.00
Balance at June 30, 2007	210,190	0.75	7.0
Vested and expected to vest at June 30, 2007	210,190	0.75	7.0
Exercisable at June 30, 2007	210,190	0.75	7.0

No stock-based compensation expense related to warrants during the six months ended June 30, 2007 was recorded.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (cont’d)

Note 6. Income Taxes

Income before income taxes consisted of the following:

	Six Months Ended June 30,
	2007	2006
Loss before income taxes	$(57,362)	$(145,399)

The components of the (provision) benefit for income taxes are as follows:

	Six Months Ended June 30,
	2006	2005
Current
Federal	–	–
State	(300)	(975)
Local and franchise	(321)	(938)
Total current tax provision	(621)	(1,913)

Deferred
Federal	34,952	50,889
State	4,993	7,270
Local and franchise	–	–
Total deferred tax benefit	39,945	58,159

Total tax benefit	$39,324	$56,246

June 30, 2007
Temporary differences:
Deferred Tax Assets:
Net operating loss carry-forward	45,918
Allowance for doubtful accounts	22,375
Less: valuation allowance	–
Net deferred tax assets	68,293

The Company had federal net operating loss carry forwards of approximately $128,768 as of June 30, 2007. The Company had state net operating loss carry forwards of approximately $124,434 as of June 30, 2007. The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2019.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (cont’d)

In 2007, net deferred tax assets increased by $39,945 primarily due to additional loss carry-forwards in 2007. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of June 30, 2007.

The difference between the expected income tax (expense) benefit and the actual tax (expense) benefit computed by using the Federal statutory rate of 35% is as follows:

	Six Months Ended June 30,
	2007	2006
Expected income tax benefit at statutory rate of 35%	$20,077	$50,889
State and local tax benefit, net of federal	8,891	10,625

Other:
Meals & Entertainment	(4,519)	(5,268)
Other	14,875	–
Income tax benefit	$39,324	$56,246

Note 7. Commitments and Contingenciesx

The Company leases its office facility on a month-to-month basis and has no other lease arrangements. The office facility lease includes a five-month notification clause to the landlord if the Company intends to vacate the property. On September 5, 2007, the Company notified the landlord that it will be vacating the property on or before January 31, 2008. Rent expense under the facility lease arrangements totaled $27,243 and $26,925 for the years ended June 30, 2007 and 2006.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (cont’d)

Note 8. Related Party Transaction and Arrangements

Eisenberg Holdings, LLC (“EHI”)

EHI was established on September 22, 2003, and is presently owned 40% by Jeffrey Eisenberg, the CEO of the Company, 40% by Bryan Eisenberg, the Executive Vice President of the Company (both collectively, the “Eisenbergs”), and 10% by Esther Eisenberg. As of June 30, 2007 EHI held 3,965,609 Common Shares of the Company that equates to an 82.6% basic, and 79.2% fully diluted ownership in the Company. EHI operates as a holding company for the Eisenberg’s investment portfolio as well as an operating entity for individual speaking and other publishing activities of the Eisenbergs. Along with the release of the Eisenbergs book, “Waiting for your Cat to Bark?” in 2006, the Company has recorded a non-recurring publishing and book promotion expense, net of book sales in the amount of $2,883 and $200,052 in other (income) expense for the six months ended June 30, 2007, and 2006 respectively.

Fintech Group LLC (“FTG”)

Pursuant to a service agreement dated 2/1/2005 (“Consulting Agreement”), as amended on April 26, 2006 (“Addendum I”), the Company entered into a financial services consulting agreement with FTG that included the payment of $5,000 per month for tax, accounting and other financial services and certain travel related expenses. FTG is owned by the chief financial officer of the Company. The Addendum I agreement cannot be terminated for the first year and then may be terminated by the Company or FTG with ninety days (90) notice. As of June 30, 2007, FTG was also the beneficial owner of 18,929 shares of the Company’s Common Stock. For the six months ended June 30, 2007 and 2006, under this agreement the Company paid $30,000, and $28,950 respectively. As part of the closing conditions of the Reverse Merger described in Note 9, the Company terminated the Consulting Agreement.

Future Now Capital Markets Group, Inc.(“FNCMGI”)

Pursuant to a strategic advisory agreement (“Structuring Agreement”) dated April 26, 2006, as amended on November 24, 2006, the Company entered into a consulting and financial structuring agreement with FNCMGI that included the payment of $5,000 per month for general investment banking services as part of the Company’s capital markets efforts. FNCMGI is 50% owned by the chief financial officer and 50% owned by Eisenberg Holdings, LLC. On May 1, 2007, the agreement was extended by the Company for an additional year. For the six months ended June 30, 2007 and 2006, the Company paid $30,000, and $1,395. As part of the closing conditions of the Reverse Merger described in Note 9, the Company terminated the Structuring Agreement.

FNCMGI also held a non-exclusive license (“License Agreement”) to the Company’s MAP Tools. The License Agreement was signed between FNCMGI and IPLG on February 1, 2005, and amended on June 30, 2007 (“Amendment”). Upon the initial execution of the License Agreement FNCMGI paid $50,000 for the license rights. The Company has been accreting into income the license fee over the life of the license (seven years). In connection with the Amendment, FNI has the right to terminate the Licensing Agreement and repay the $50,000 initially paid by FNCMGI. As part of the closing conditions of the Reverse Merger described in Note 9, the Company terminated the Licensing Agreement.

FUTURE NOW, INC. and SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (cont’d)

Note 9. Subsequent Events

Adoption of Stock Option Plan

On July 18, 2007, through written consent in lieu of a special meeting of the stockholders and the Board of Directors (the “Board”) of the Company, the 2007 stock incentive plan was adopted (the “Plan”). The Plan provides a maximum number of the Company’s common stock that may be issued there under, which amount shall be equal to no more than 20% of the outstanding common stock of the Company, determined on the first trading day of each fiscal year; and in the event of a merger or consolidation of the Company with another entity, the Board shall take all appropriate measures to ensure that the Plan shall be retained, recognized and implemented by the surviving corporation. Any stock or options granted under the plan shall be converted into stock of, or options to purchase stock of the surviving corporation. On July 18, 2007, the Board granted 577,000 options under the Plan to key employees and affiliated personnel (both, the “Grantees”). The options granted had an exercise price of $0.45 and were immediately vested. Effective as of August 23, 2007, the Grantees further agreed in writing that the exercise price would reset to the price of the stock on the day the above Reverse Merger was completed. As consideration for this adjustment, the Company will grant the Grantees additional options that represent 25% of the Grantees original option grants with the same terms and conditions.

Option, Warrant Exercises and Note Conversion

On October 22, 2007, two Grantees exercise their stock options to purchase 255,556 shares of common stock of the Company. As part of this exercise, the company received $120,000 worth of additional capital. Also related to the exercise, William Schloth, the Company’s Chief Financial Officer, and Howard Kaplan, the Company’s Chief Operating Officer, executed promissory notes in the amount of $75,000 and $25,000, respectively.

During October 2007, certain holders of the Company’s convertible debentures (the “Note Holders’), exercised the warrant certificates. The Note Holders received 120,000 common shares in the Company related to this exercise and the Company received $90,000 in additional capital. During this same period, one Note Holder converted his complete debenture in the amount of $200,000 in principal and $3,284 in accrued interest. Along with debenture conversion the Note Holder received 62,549 shares of Common Stock of the Company.

Reverse Merger

On October 30, 2006, the Company completed a reverse merger transaction (the “Reverse Merger”) with Future Now Group, Inc. (“FNGI”), a publicly traded company listed on the over-the-counter bulletin board market under the symbol “FUTR”). In accordance with the closing of the Reverse Merger, FNGI issued 50,394,190 common shares to the stockholders, in exchange for the acquisition of all of the 5,448,021 issued and outstanding common shares of Future Now, on the basis of 9.25 common shares of FNGI for every one common share of the Company’s stock. As a result of the exchange of the Company’s stock in exchange for FNGI’s stock, the Company became a wholly owned subsidiary of FNGI and existing management of the Company took control of all operations of FNGI and the Board of Directors. Mr. Gordon Samson, the former President of FNGI resigned, and a new Board was elected which consists of Jeffrey and Bryan Eisenberg, and William Schloth.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred that require disclosure under Item 304(b) of Regulation S-B.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are listed below.

Name	Age	Position Held with our Company
Jeffrey Eisenberg	42	Director, Chief Executive Officer and President
William Schloth	44	Director and Chief Financial Officer
Howard Kaplan	30	Chief Operating Officer
Bryan Eisenberg	37	Director and Executive Vice President of Intellectual Property
John Quarto-Von Tivadar	43	Chief Scientist

Jeffrey Eisenberg has served as our director, Chief Executive Officer and President since October 30, 2007. Mr. Eisenberg co-founded Future Now, Inc. in 1998 and served as its Chief Executive Officer and as director until the Share Exchange on October 30, 2007. He also serves as the Chief Executive Officer of Persuasion Architecture, Inc., a licensing and training company. Mr. Eisenberg has expertise in online marketing and marketing performance metrics. He is the co-author of the New York Times bestseller “Call-to-Action and Persuasive Online Copywriting,” and a co-author of the Wall Street Journal No. 1 bestseller “Waiting for Your Cat to Bark?” Mr. Eisenberg attended Touro College.

William E. Schloth has served as our director and Chief Financial Officer since October 30, 2007. Mr. Schloth co-founded Future Now, Inc. in 1998 and served as its Chief Executive Officer until the Share Exchange on October 30, 2007. For more than the past two years, he has also served as a Senior Managing Director of Finance for Future Now Capital Markets Group, an affiliate of Future Now, Inc. that provides investment banking and financial services consulting. Mr. Schloth also has held senior management positions with GE Capital, including serving as Technical Advisor for Mergers and Acquisitions and Manager of Financial Planning and Analysis. Prior to GE Capital, Mr. Schloth spent five years with Coopers & Lybrand. Mr. Schloth also has experience as an entrepreneur, successfully co-founding and selling his own full-service brokerage firm, as well as founding a specialty high-end financial and technology management consulting practice. Mr. Schloth is a certified public accountant and holds an MBA from New York University’s Stern School of Business with a double concentration in finance and marketing.

Bryan Eisenberg has served as our director and Executive Vice President of Intellectual Property since October 30, 2007. Mr. Eisenberg co-founded Future Now, Inc. in 1998 and served as its Executive Vice President and as a director until the Share Exchange on October 30, 2007. He has expertise in online marketing and marketing performance metrics. He is also chairman of the Web Analytics Association and an advisory board member of AdTech. Mr. Eisenberg is an inventor of Persuasion Architecture®. Mr. Eisenberg also has consulted and run seminars for companies such as: Universal Orlando, GE, PriceWaterhouseCoopers, HP, CBS, AeroTek/Allegis Group, Dell, Volvo, Computer Associates, Overstock.com, LowerMyBills.com, CafePress.com and SAS. He is the co-author of the New York Times bestseller “Call-to-Action and Persuasive Online Copywriting,” and a co-author of the Wall Street Journal No. 1 bestseller “Waiting for Your Cat to Bark?” He is the publisher of Future Now’s award-winning blog and newsletter GrokDotCom and is the author of ClickZ’s column “ROI Marketing.” Mr. Eisenberg graduated from Brooklyn College.

John Quarto-von Tivadar has served as our Chief Scientist since October 30, 2007. From 2004 to October 30, 2007, Mr. Quarto-von Tivadar served as Chief Scientist for Future Now, Inc. He is a co-inventor of Persuasion Architecture® and is a regular speaker at seminars and conferences in North America and Europe, having written multiple books on various technology topics, such as “Discovering Fusebox.” From 1999 to 2000, Mr. Tivadar was Chief Technology Officer of an Internet incubator in New York with more than 40 web-based businesses, pioneering the development of the highly acclaimed “Category Manager,” “iTract” and “e-Marketplaces” web applications. From 1997 to 1999, Mr. Tivadar served as a Senior Engineer for Internet Technologies for Boston-based engineering software firm The Invention Machine. From 1988 to 1993, Mr. Tivadar ran an institutional trading desk on the floor of an exchange and managed a private hedge fund valued in excess of $5 million for five years while a member of the Chicago Board of Trade. Mr. Tivadar also worked on instrument calibration and software testing for NASA’s Hubble Space Telescope’s high-speed photometer and high-resolution spectrograph from 1987 to 1988. His newest book, “Persuasion Architecture: In Theory and In Practice” is expected to be out in the middle of 2008. He holds a Masters degree in Astrophysics from Boston University and a Bachelors of Science degree in Astronomy from the University of Illinois.

Howard Kaplan has served as our Chief Operations Officer since October 30, 2007. From 2004 to October 30, 2007, Mr. Kaplan served as the Director of Business Development and from 2006 to October 30, 2007 as Chief Operating Officer of Future Now, Inc. He has spoken about marketing optimization at leading conferences including Internet Retailer, Shop.org, AdTech, Marketing Sherpa and Search Engine Strategies. Mr. Kaplan has been involved with internet technologies since the early 1990s. He has designed search engines and engineered content management systems for PriceWaterhouseCoopers’ Global Web Team. Mr. Kaplan is a member of the Association for Computing Machinery and a graduate of the Georgia Institute of Technology.

Family Relationships

Jeffrey Eisenberg and Bryan Eisenberg are brothers. There are no other family relationships between any of our directors or executive officers.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors.

Director Independence

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a)(15) of the Rules of FINRA. Jeffrey Eisenberg serves as our Chief Executive Officer and President, and therefore is not “independent” under this rule. Bryan Eisenberg serves as our Executive Vice President of Intellectual Property, and therefore is not “independent” under this rule. William Schloth serves as our Chief Financial Officer, and therefore is not “independent” under this rule.

Committees of the Board

We currently do not have nominating, compensation or audit committees or committees performing similar functions, nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors as a whole.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid by the Company to: (i) our Chief Executive Officer, and (ii) our two most highly compensated executive officers whose cash compensation exceeded $100,000 for services performed during the year ended June 30, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Gordon Samson(1) Former Director, President and Chief Financial Officer	2007	0	0	0	0	0		0	0

Jeffrey Eisenberg Director, Chief Executive Officer and President	2007	130,000	0	0	0	0		0	130,000

Bryan Eisenberg Director and Executive Vice President of Intellectual Property	2007	130,000	0	0	0	0		0	130,000

William Schloth Chief Financial Officer and Director	2007	120,000	0	0	0	0		0	120,000

(1)
Mr. Samson was appointed as director on January 23, 2006. He resigned as our Director, President and Chief Financial Officer on October 30, 2007 when Jeffrey Eisenberg, Bryan Eisenberg and William Schloth were appointed directors of our Company following the closing of the Share Exchange.

For the fiscal year ended June 30, 2007, the compensation of Jeffrey Eisenberg, Bryan Eisenberg, and William Schloth reflects their compensation earned while employed by FNI, our operating subsidiary.

Employment Contracts and Termination of Employment Arrangements

On October 30, 2007, we entered into an employment agreement with Jeffrey Eisenberg, pursuant to which Mr. Eisenberg agreed to serve as our Chief Executive Officer and President upon the closing of the Share Exchange. Mr. Eisenberg’s annual base salary is $150,000. The agreement has a three-year term, with automatic extensions of successive additional one-year terms.

On October 30, 2007, we entered into an employment agreement with Bryan Eisenberg, pursuant to which Mr. Eisenberg agreed to serve as our Executive Vice President of Intellectual Property upon the closing of the Share Exchange. Mr. Eisenberg’s annual base salary is $150,000. The agreement has a three-year term, with automatic extensions of successive additional one-year terms.

On October 30, 2007, we entered into an employment agreement with William E. Schloth, pursuant to which Mr. Schloth agreed to serve as our Chief Financial Officer upon the closing of the Share Exchange. Mr. Schloth’s annual base salary is $135,000. In addition, he received a $25,000 bonus for closing the Share Exchange.

On October 30, 2007, we entered into an employment agreement with John Quarto-Von Tivadar, pursuant to which Mr. Quarto-Von Tivadar agreed to serve as our Chief Scientist upon the closing of the Share Exchange. Mr. Quarto-Von Tivadar’s annual base salary is $100,000.

On October 30, 2007, we entered into an employment agreement with Howard Kaplan, pursuant to which Mr. Kaplan agreed to serve as our Chief Operating Officer upon the closing of the Share Exchange. Mr. Kaplan’s annual base salary is $120,000.

Stock Option Plan

Prior to the Share Exchange we did not have a stock option plan for our employees. As a condition of the closing of the Share Exchange, we agreed to adopt FNI’s 2007 Stock Option Plan under which 815,750 stock options were issued to the grantees (the “Grantees”), 255,556 of which had been exercised (“Option Exercises”). As part of the Option Exercises we received promissory notes from William E. Schloth and Howard Kaplan totaling $95,000. The Grantees have all agreed to have the exercise price of their options adjust to the closing price of our common stock on the closing date of the Share Exchange (the “Price Amendment”). As consideration for the Price Amendment, the Grantees will receive additional options equal to 25% of the then-outstanding options. There were 80,361 pre-Share Exchange shares granted under this provision.

Stock Options/SAR Grants

We did not grant any options or stock appreciation rights during our fiscal year ended June 30, 2007.

Prior to the closing of the Share Exchange, FNI had 560,194 stock options outstanding. As consideration for agreed adjustments to the original options contracts as a result of the Share Exchange, it issued an additional 80,361 stock options. As such, immediately preceding the closing of the Share Exchange, FNI had 640,556 options outstanding.

Directors Compensation

We reimbursed our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as directors during the six months ended June 30, 2007.

We have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 16, 2008, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers of our subsidiary as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Common	Eisenberg Holdings, LLC(2) c/o Jeffrey Eisenberg 2401 East 23rd Street Brooklyn, NY 11235	Jeffrey Eisenberg, Director, President & CEO Bryan Eisenberg, Executive Vice President and Director	36,681,883	48.42%

Common	William Schloth(3) 80 Mountain Laurel Road Fairfield, CT 06824	Director and CFO	5,042,906	6.66%

Common	John Quarto-Von Tivadar 549 Morgan Avenue Brooklyn, NY 11222	Chief Scientist	4,205,254	5.09%

Common	Howard Kaplan(4) 184 Sackett Street Brooklyn, NY 11231	Chief Operating Officer	2,010,590	2.65%

Common	Roy & Penne Williams 16221 Crystal Hills Drive Austin, TX 78737	5% stockholder	4,205,254	5.09%

Common	Directors and Executive Officers as a Group (5 persons)		47,940,633	62.82%

(1)	Based on 71,242,191 shares of common stock issued and outstanding as of January 16, 2008.
(2)
Eisenberg Holdings, LLC is wholly owned by Jeffrey Eisenberg, our CEO and President, Bryan Eisenberg, our Executive Vice President of Intellectual Property, and Esther Eisenberg. Bryan and Jeffrey Eisenberg are the managing members of the LLC and have split voting and investment control.

(3)	Includes 3,017,813 fully vested stock options.
(4)	Includes 1,496,701 fully vested stock options.

Changes in Control

There are no arrangements that may result in a change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Eisenberg Holdings, LLC (“EHI”)

EHI was established on September 22, 2003, and is presently owned 40% by Jeffrey Eisenberg, our Chief Executive Officer, 40% by Bryan Eisenberg, the Executive Vice President of the Company (both collectively, the “Eisenbergs”), and 10% by Esther Eisenberg. As of June 30, 2007, EHI held 3,965,609 shares of our common stock, which equals 82.6% basic, and 79.2% fully diluted ownership. EHI operates as a holding company for the Eisenberg’s investment portfolio as well as an operating entity for individual speaking and other publishing activities of the Eisenbergs. Along with the release of the Eisenbergs’ book, “Waiting for your Cat to Bark?” in 2006, we have recorded a non-recurring publishing and book promotion expense, net of book sales in the amount of $2,883 and $200,052 in other (income) expense for the six months ended June 30, 2007, and 2006 respectively.

Fintech Group LLC (“FTG”)

Pursuant to a service agreement dated February 1, 2005, as amended on April 26, 2006 (the “Consulting Agreement”), we entered into a financial services consulting agreement with FTG that included the payment of $5,000 per month for tax, accounting and other financial services and certain travel related expenses. FTG is owned by our Chief Financial Officer. The Consulting Agreement cannot be terminated for one year from the date of execution, and then may be terminated by us or FTG upon ninety days (90) notice. As of June 30, 2007, FTG was also the beneficial owner of 18,929 shares of our common stock. For the six months ended June 30, 2007 and 2006, under this agreement the Company paid $30,000 and $28,950, respectively. As part of the closing conditions of the Share Exchange we terminated the Consulting Agreement.

Future Now Capital Markets Group, Inc. (“FNCMGI”)

Pursuant to a strategic advisory agreement (the “Structuring Agreement”) dated April 26, 2006, as amended on November 24, 2006, we entered into a consulting and financial structuring agreement with FNCMGI that included the payment of $5,000 per month for general investment banking services as part of our capital markets efforts. FNCMGI is owned by our Chief Financial Officer and by Eisenberg Holdings, LLC. On May 1, 2007, the Structuring Agreement was extended by us for an additional year. For the six months ended June 30, 2007 and 2006, we paid $30,000 and $1,395, respectively. As part of the closing conditions of the Share Exchange, we terminated the Structuring Agreement.

FNCMGI also held a non-exclusive license to our MAP Tools. The License Agreement was signed between FNCMGI and IPLG on February 1, 2005, and amended on June 30, 2007 (the “License Agreement”). Upon the initial execution of the License Agreement, FNCMGI paid $50,000 for the license rights. FNI has been accreting into income the license fee over the life of the license (seven years). As part of the closing conditions of the Share Exchange, we terminated the Licensing Agreement.

ITEM 13. EXHIBITS.

Exhibit Number	Description

10.1*
Share Exchange Agreement, dated October 30, 2007, by and between Future Now Group Inc., Future Now, Inc., and the former shareholders of Future Now, Inc., previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.2*	Securities Purchase Agreement, dated October 30, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.3*	Registration Rights Agreement, dated October 30, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.4 *	Security Agreement, dated October 30, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.5*	Pledge Agreement, dated October 30, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.6*	Warrant Agreement W1-1 with Professional Offshore Opportunity Fund Ltd, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.7*	Warrant Agreement W1-2 with Professional Traders Fund LLC, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.8*	Warrant Agreement W2-1 with Professional Offshore Opportunity Fund Ltd, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.9*	Warrant Agreement W2-2 with Professional Traders Fund LLC, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.10*	Secured Convertible Note Agreement with Professional Offshore Opportunity Fund Ltd., previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.11*	Secured Convertible Note Agreement with Professional Traders Fund LLC, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.12*	Promissory Note - Howard Kaplan, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.13*	Promissory Note - William Schloth, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.14*	Form of Original Investment Agreements with Bridge Investors, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.15*	Form of Arrangement with Original Bridge Investors for Amendments to Original Investment Agreements, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.16*	Office Lease Agreement Dated September 1, 2007 for Occupancy December 15, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

Exhibit Number	Description

10.17*	Employment Agreement - Jeffrey Eisenberg, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.18*	Employment Agreement - Bryan Eisenberg, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.19*	Employment Agreement - William Schloth, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.20*	Employment Agreement - Howard Kaplan, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.21*	Employment Agreement - John Quarto-Von Tivadar, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

21*	Subsidiaries of the Small Business Issuer, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

31.1**	Rule 13a-14(a) Certification of the Chief Executive Officer. (This certification does not apply to the financial statements of FNI included in this transition report on Form 10-KSB.)
31.2**	Rule 13a-14(a) Certification of the Chief Financial Officer. (This certification does not apply to the financial statements of FNI included in this transition report on Form 10-KSB.)

32.1**	Section 1350 Certification of Chief Executive Officer. (These certifications do not apply to the financial statements of FNI included in this transition report on Form 10-KSB.)

32.2**	Section 1350 Certification of Chief Financial Officer.. (These certifications do not apply to the financial statements of FNI included in this transition report on Form 10-KSB.)

*	Filed previously.
**	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Independent Auditors

The following table indicates the fees paid by us for services performed in the six month periods ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30, 2007	six Months Ended June 30, 2006

Audit Fees	$15,000	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$15,000	$0

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the six months ended June 30, 2007 and 2006, respectively, for the audit of our consolidated financial statements.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the six months ended June 30, 2007 and 2006. These services principally include the assistance and issuance of consents for various filings with the SEC.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the six months ending June 30, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE NOW GROUP INC.

Dated: January 28, 2008	By:	/s/ Jeffrey Eisenberg
Jeffrey Eisenberg
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey Eisenberg	Chief Executive Officer and Director	January 28, 2008
Jeffrey Eisenberg
/s/ William E. Schloth	Chief Financial and Accounting Officer and Director	January 28, 2008
William Schloth
/s/ Bryan Eisenberg	Executive Vice President and Director	January 28, 2008
Bryan Eisenberg
/s/ Howard Kaplan	Chief Operating Officer	January 28, 2008
Howard Kaplan

Exhibit Index

Exhibit Number	Description
10.1*

Share Exchange Agreement, dated October 30, 2007, by and between Future Now Group Inc., Future Now, Inc., and the former shareholders of Future Now, Inc., previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

10.2*	Securities Purchase Agreement, dated October 30, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.3*	Registration Rights Agreement, dated October 30, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.4 *	Security Agreement, dated October 30, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.5*	Pledge Agreement, dated October 30, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.6*	Warrant Agreement W1-1 with Professional Offshore Opportunity Fund Ltd, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.7*	Warrant Agreement W1-2 with Professional Traders Fund LLC, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.8*	Warrant Agreement W2-1 with Professional Offshore Opportunity Fund Ltd, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.9*	Warrant Agreement W2-2 with Professional Traders Fund LLC, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.10*	Secured Convertible Note Agreement with Professional Offshore Opportunity Fund Ltd., previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.11*	Secured Convertible Note Agreement with Professional Traders Fund LLC, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.12*	Promissory Note - Howard Kaplan, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.13*	Promissory Note - William Schloth, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.14*	Form of Original Investment Agreements with Bridge Investors, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.

Exhibit Number	Description
10.15*	Form of Arrangement with Original Bridge Investors for Amendments to Original Investment Agreements, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.16*	Office Lease Agreement Dated September 1, 2007 for Occupancy December 15, 2007, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.17*	Employment Agreement - Jeffrey Eisenberg, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.18*	Employment Agreement - Bryan Eisenberg, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.19*	Employment Agreement - William Schloth, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.20*	Employment Agreement - Howard Kaplan, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
10.21*	Employment Agreement - John Quarto-Von Tivadar, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
21*	Subsidiaries of the Small Business Issuer, previously filed with our current report on Form 8-K, filed with the SEC on November 6, 2007.
31.1**	Rule 13a-14(a) Certification of the Chief Executive Officer. (This certification does not apply to the financial statements of FNI included in this transition report on Form 10-KSB.)
31.2**	Rule 13a-14(a) Certification of the Chief Financial Officer. (This certification does not apply to the financial statements of FNI included in this transition report on Form 10-KSB.)
32.1**	Section 1350 Certification of Chief Executive Officer. (These certifications do not apply to the financial statements of FNI included in this transition report on Form 10-KSB.)
32.2**	Section 1350 Certification of Chief Financial Officer. (These certifications do not apply to the financial statements of FNI included in this transition report on Form 10-KSB.)

*	Filed previously.
**	Filed herewith.