Form 10QSB
period 2007-12-31
Future Now Group Inc.
filed 2008-02-14
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 000-52274

FUTURE NOW GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-4237445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 Unquowa Rd.
The Galleria Building
Fairfield, CT 06824
(Address of principal executive offices)

877-643-7244
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of February 11, 2007, there were 71,242,191 shares of our common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Future Now Group Inc.
Form 10-QSB
Quarterly Report
December 31, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURE NOW GROUP, INC.
BALANCE SHEET (UNAUDITED)
AS OF DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,559,486
Accounts receivable, net	268,187
Other current assets	9,600
TOTAL CURRENT ASSETS	1,837,273

Fixed assets, net	15,800
Investment in unconsolidated subsidiary, at cost	82,000
Deferred offering costs, net	500,446
Deferred tax asset	203,348
Security deposits an other assets	41,051
Prepaid interest	403,333
TOTAL ASSETS	$3,083,251

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$271,967
Deferred revenue	7,600
Income tax payable	551
TOTAL CURRENT LIABILITIES	280,118

Convertible debentures, net of discount	1,310,329
TOTAL LIABILITIES	1,590,447

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-
Subscription receivable	(95,000)
Common stock, $.001 par value, 900,000,000 shares authorized, 71,242,191 shares issued and outstanding	71,242
Additional paid-in capital	2,516,548
Retained earnings	(999,986)
TOTAL STOCKHOLDERS' EQUITY	1,492,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,083,251

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH AND SIX MONTHS ENDED
DECEMBER 31, 2007 AND 2006

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Custom Consulting	$248,350	$119,936	$505,636	$236,851
Productized consulting	162,287	120,634	379,517	366,434
Licensing and training	22,262	33,879	65,708	115,194
Product and content sales	11,695	31,616	20,290	80,386
Total Revenues	444,594	306,065	971,151	798,865

Cost of Revenues	165,320	117,187	349,314	234,989
Gross Profit	279,274	188,878	621,837	563,876

Operating expenses:
Marketing and sales	53,459	11,101	99,619	16,949
Stock based compensation	5,480	0	324,127	0
General and administrative	740,018	279,752	1,149,723	440,715
Total operating expenses	798,957	290,853	1,573,469	457,664

Net operating income (loss)	(519,683)	(101,975)	(951,632)	106,212

Other (income) expenses
Interest (income) expense	174,329	(806)	200,002	(794)
Amortization	71,454	0	78,654	0
Other expense (income)	(1,890)	0	184	(815)
Realized capital gains	0	0	(35,326)	0
Publishing and book promotion(net of sales)	1,580	68,811	1,580	(160,054)
Total other expenses (income)	245,473	68,005	245,094	(161,663)

Income (loss) before taxes	(765,156)	(169,980)	(1,196,726)	267,876
Income tax provision (benefit)	(176,051)	(98,679)	(135,019)	107,956

Net loss	$(589,105)	$(71,300)	$(1,061,707)	$159,920

Net (loss) income per share - basic and diluted	($0.01)	$0.00	($0.02)	$0.00

Weighted number of shares outstanding - basic and diluted	65,380,306	52,848,000	59,079,912	52,848,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
DECEMBER 31, 2007

	Preferred Stock		Common				Retained
					Paid-In		Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Sub Rec'd	(Deficit)	Equity
Balance, June 30, 2007	0	$-	4,800,000	$4,800	$324,700	$(800)	$61,721	$390,421

Issuance of stock options	-	-	-	-	318,647	-	-	318,647
Issuance of additional placement agent warrants	-	-	-	-	1,137	-	-	1,137
Issuance of Warrants with Convertible Debt	-	-	-	-	7,426	-	-	7,426
Conversion of convertible note	-	-	63,000	$63	199,937	-	-	200,000
Exercise of warrants	-	-	120,000	$120	89,880	-	-	90,000
Exercise of stock options	-	-	255,556	$256	114,744	(95,000)	-	20,000
Recapitalization due to reverse merger	-	-	66,003,635	66,004	(66,804)	800	-	0
Issuance of placement agent warrants	-	-	-	-	308,315	-	-	308,315
Issuance of stock options	-	-	-	-	5,480	-	-	5,480
Issuance of warrants with Convertible Debt	-	-	-	-	1,213,086	-	-	1,213,086
	-	-	0	0	0	-	-	0
Net Loss for Period	-	-	-	-	-	-	(1,061,707)	(1,061,707)
	-	-	-	-	-	-	-	-
Balance, December 31, 2007	0	$-	66,003,635	$66,004	$2,516,548	$800	$(999,986)	$1,492,804

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Six Months Ended Dec. 31, Unaudited
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,061,707)	$159,920
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in deferred tax asset	(135,054)	(106,632)
Provision for doubtful accounts	-	(7,500)
Stock based compensation	324,127	-
Minority interest in subsidiaries	-	219,919
Amortization of prepaid interest	36,666	-
Amortization of debt discount	143,083	-
Amortization of deferred offering costs	78,654	-
Issuance of stock option	0	-

Change in operating assets and liabilities:
Accounts receivable	54,255	137,103
Other current assets	(9,600)	(3,382)
Deferred offering costs	(86,635)	-
Income tax receivables/payable	8,032	(20,188)
Accounts payable and accrued expenses	59,779	(359,774)
Deferred licensing fees	(33,334)
Deferred revenue	(20,000)	2,677
Security deposit	(38,320)	(5,588)
Net cash provided by (used in) operating activities	$(680,054)	$16,555

CASH FLOW FROM INVESTING ACTIVITIES:
Other investments	-	3,399
Leasehold improvements	(10,500)	-
Net cash provided by (used in) investing activities	$(10,500)	$3,399

CASH FLOW FROM FINANCING ACTIVITIES:
Dividend payments	0	(1,705)
Proceeds from stock option exercises	20,000	-
Proceeds from warrant exercises	90,000	-
Proceeds from issuance of convertible debentures	1,500,000	-
Net cash provided by (used in) financing activities	$1,610,000	$(1,705)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	919,446	18,249

CASH AND CASH EQUIVALENTS at beginning of period	640,041	245,864
CASH AND CASH EQUIVALENTS at end of period	$1,559,487	$264,113

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$20,252	-
Income Taxes	-	$15,400

Supplemental schedule of non-cash investing and financing activities
Deferred offering warrant costs	308,315	-
Debt discount on convertible notes	92,374	-
Conversion of convertible debt	200,000	-
Proceed from promissory notes issued for option purchases	95,000	-
Prepaid interest and deferred offering withheld from gross proceeds from the issuance of convertible debentures	550,000	-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Future Now Group Inc. (the “Company” or “Future Now”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending June 30, 2008.

History

From the Company’s inception on January 23, 2006, through October 30, 2007, the Company was not engaged in significant operations other than organizational activities, acquiring and staking the Company’s properties, preparing the registration statements covering the Company’s securities and planning Phase 1 of the exploration work on the Fir property. The Fir property is twenty-one cell mineral claims covering an area totaling 433.24 hectares located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometers south of Kamloops, B.C. On May 11, 2007, the Company announced that it had abandoned this property determining that the claim did not cover enough ground to host a viable exploration target. The Company then abandoned its previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

Share Exchange with Future Now Inc.

On October 30, 2007, the Company entered into a share exchange agreement with Future Now Inc., a privately held Delaware corporation, and the shareholders of Future Now Inc. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding shares of common stock of Future Now Inc. occurred on October 30, 2007. In accordance with the closing of the share exchange, the Company issued 50,394,191 shares of its common stock to the shareholders of Future Now Inc., in exchange for all of the issued and outstanding shares of common stock of Future Now Inc., on the basis of one share of the Company’s common stock for one share of common stock of Future Now Inc.

The Company had 71,242,191 shares of common stock issued and outstanding as of October 30, 2007 as a result of the issuance of 50,394,191 shares of common stock in connection with the closing of the share exchange and the concurrent cancellation of 32,000,000 shares of common stock owned by former directors of the Company. As of the closing date of the share exchange, the former shareholders of Future Now Inc. held approximately 70.74% of the Company’s issued and outstanding shares of common stock. The issuance of the 50,394,191 shares of common stock to the former shareholders of Future Now Inc. was deemed to be a reverse acquisition for accounting purposes. Accordingly, Future Now Inc., the accounting acquirer entity, is regarded as the Company’s predecessor entity as of October 30, 2007. As a result of the exchange of the Future Now Inc. stock in exchange for the Company’s stock, Future Now Inc. became the Company’s wholly owned subsidiary. The Company will continue to file annual and quarterly reports based upon its fiscal year end of June 30. As of the closing date of the share exchange, the Company is engaged in the business of Future Now Inc., providing optimization services that help businesses improve their online marketing to generate more sales, leads and subscriptions.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. CONVERTIBLE DEBENTURES WITH WARRANTS

Bridge Convertible Notes

Between the period from March 1, 2005 through August 15, 2007, pursuant to an investment subscription agreement and closing documents, Future Now Inc. sold $675,000 in face value of 10.5% convertible promissory notes, convertible into shares of the Future Now Inc.’s common stock (the “Offering”). Each $50,000 in notes included the issuance of seven-year warrants to purchase 16,000 shares of Future Now Inc.’s common stock, or like security issued in a qualified financing or acquisition, at an exercise price of $0.75 per share. The notes are redeemable at the earlier of either (i) repayment from the sales escrow redemption feature (the “Redemption Feature”); (ii) three years from the date of issuance; (iii) a financing transaction of at least $2,500,000 (the “Qualified Financing”); or (iv) the closing of a material acquisition of Future Now Inc., whether by merger, recapitalization, sale of assets or other similar material transaction (an “Acquisition”). At the note holders’ option, all, or a portion of, the principal and accrued interest on the notes may be converted into shares of the Future Now Inc.’s common stock along with a Qualified Financing or Acquisition. The number of shares into which the notes are convertible into will equal the quotient of the converted principal and interest divided by the lower of (i) the price per share issued in a Qualified Financing or Acquisition, at a 20% discount, or (ii) $3.25. If the holder elects the conversion option the minimum number of shares of common stock each warrant will convert into is 15,385. As additional protection against repayment of the notes, under the Redemption Feature, the Company will escrow three and one-half (3.5%) of its gross revenues in a separate bank account and pay-down the notes, on a semi-annual basis, until such time as the total principal has been repaid (“Redemption Escrow”). Unless the notes are fully paid off, the first payment under the Redemption Feature will be due within thirty (“30”) days of the first anniversary of the notes, and then on a semi-annual basis thereafter. The notes were issued with warrants having expiration dates seven-years from issuance. The investors were granted an aggregate 216,000 warrants to purchase shares of the Future Now Inc.’s common stock at an exercise price of $0.75 per share. Prior to the share exchange, $200,000 of the face amount of the notes and 120,000 warrants where converted into the Future Now Inc.’s common stock.

As part of the share exchange, the unconverted notes and warrants were assumed by the Company. For amendments to the registration rights and conversion price of the notes and warrants, the note holders received new warrants, with the same terms, equal to 100% of their unconverted warrants. The only amendment to the note holders’ registration rights was to grant the Company’s new investors in the New Financing (described below), the first right of registration in front of the existing note holders.

As of December 31, 2007, the principal balance of the bridge convertible notes were $422,325, net of $52,675 of unamortized debt discount.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share Exchange Convertible Notes

Immediately following the closing of the share exchange, the Company entered into two convertible note agreements, a securities purchase agreement, four warrant agreements, and a pledge and security agreement (collectively, the “Financing Agreements”), by and between the Company and two purchasers named therein. The Financing Agreements provide for the offering by the Company to the purchasers of $2,000,000 (the “New Financing”) in 11% secured convertible notes maturing on the second anniversary of the closing date of the New Financing. Interest on the notes was prepaid.

The notes will convert into shares of the Company’s common stock, at the option of the Company, at the conversion price. The conversion price is equal to the lowest of (a) the Fixed Conversion Price (as defined below), (b) the Lowest Fixed Conversion Price (as defined below), and (c) the Default Conversion Price (as defined below). The “Fixed Conversion Price” is $.35 per share. The “Lowest Fixed Conversion Price” is the lowest of any new transaction price from any subsequent financing. The “Default Conversion Price,” applicable only after and during events of default, is the amount equal to 70% of the three lowest closing prices during the 20 days prior to a notice of conversion.

The Company will have the right to prepay all or part of the outstanding principal on the notes by giving the purchasers advance written notice of 10 trading days. The prepayment amount will be 115% of the prepaid principal during year one and 125% of the prepaid principal during year two.

Beginning on the first trading day of the sixth full month after the closing of the New Financing and on the first day of each month thereafter, the notes will be repaid in an amount equal to 5% of the principal amount of the notes. Prior to the effective date of a registration statement covering the shares of common stock issued in connection with the New Financing, such amount shall be paid in cash at 120% of the principal amount due. After the effective date, the amount shall be paid either in cash at 115% of the principal amount due or at the option of the Company, in shares of common stock at the lesser of the Fixed Conversion Price or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the monthly payment date. The Company’s right to make payment in shares of its common stock is subject to a 4.99% conversion cap. The purchasers, in their sole discretion, can defer any or all monthly payments to any subsequent month.

The purchaser received (a) warrants to purchase shares of the Company’s common stock, equal to 50% of the issue date conversion shares exercisable at $.35, and (b) warrants to purchase 50% of the issue date conversion shares exercisable at $0.50. 2,380,943 and 2,389,943 warrants were issued at $0.35 and $0.50, respectively. The warrant prices are subject to adjustment if there is a subsequent financing with a lower price. The expiration date will be the last day of the month in which the fifth anniversary of the effective date of a registration statement occurs. Warrant shares are to be included in the registration statement. Additionally, there is a cashless exercise right if the effective date has not occurred by the first anniversary of issuance or if the registration statement is no longer effective during any time when the warrants are still outstanding.

Additionally, the Company must file a registration statement to cover the purchasers’ interest shares of common stock, warrants and 200% of the number of shares of common stock equal to all of the shares issued or issuable on conversion of the notes and compensation stock no later than 60 days from the closing date of the New Financing and shall have effective a registration statement no later than 120 days from the closing date. Upon default of the above the Company shall pay, as penalties, to the Purchasers 2% per month, in cash, of the principal amount of the notes for each 30-day period until the registration statement is filed or declared effective, as the case may be.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The purchasers agreed not to convert its notes or exercise warrants, and the Company will not be permitted to issue shares as interest, upon a payment date or pursuant to a mandatory conversion, to the extent such conversion, exercise or issuance would result in the Purchasers’ beneficial ownership of more than 4.99% of the outstanding shares of common stock of the Company at that time. The Company will be authorized to rely on the Purchasers’ representations as to the net amount of such Purchasers’ holdings at the time of conversion or exercise. This limit will not apply under certain circumstances.

As of December 31, 2007, the principal balance of the share exchange convertible notes were $888,004, net of $1,111,996 of unamortized discount.

3. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 71,242,191 shares of common stock issued and outstanding as of December 31, 2007.

Prior to the closing of the share exchange, the Company’s Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) exercised stock options of 200,000 and 55,556, respectively. The Company received proceeds from the CFO and COO of $90,000 and $25,000, respectively, from the exercise. In connection with the option exercises, on October 22, 2007, the CFO and COO executed non-interest bearing promissory notes in the amount of $70,000 and $25,000, respectively. If not sooner paid, all outstanding principal shall be paid to the Company on the earlier of (a) date of termination from employment of the CFO and/or COO, or (b) two years from the date of the notes. The notes may be prepaid, in whole, or from time to time, in part, at anytime, without premium or penalty. The notes are secured by the CFO and COO’s total outstanding stock options. No sale, transfer or assignment of said stock options can be made without the express written consent of the Company’s CEO. The notes have been reflected as a deduction from equity in the December 31, 2007 balance sheet.

4. STOCK BASED COMPENSATION

On July 18, 2007, through written consent in lieu of a special meeting of the stockholders and the Board of Directors (the “Board”) of Future Now Inc., the 2007 stock incentive plan was adopted (the “Plan”). As part of the share exchange the Plan was assumed by the Company. The Plan provides a maximum number of the Company’s common stock that may be issued thereunder, which amount shall be equal to no more than 25% of the outstanding common stock of the Company, determined on the first trading day of each fiscal year. On July 18, 2007, the Board granted 577,000 options under the Plan to key employees and affiliated personnel (both, the “Grantees”). The options granted had an exercise price of $0.45 and were immediately vested. On September 15, 2007, the Board granted an additional 238,750 options to Grantees. The options had an exercise price of $0.55 and were immediately vested. Through written agreements, the Grantees further agreed in writing that the exercise price would reset to the price of the stock on the day the share exchange was completed. As consideration for this amendment and as a result of the recapitalization of the Company due to the reverse acquisition, the Company granted the Grantees additional options that represented 25% of the Grantees original option grants with the same terms and conditions upon the closing of the share exchange. During the quarter ended September 30, 2007, Future Now Inc. recorded compensation expense of $318,647.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 31, 2007, the Board granted the newly hired Vice President of Marketing, 462,500 stock options with an exercise price of $0.35 and which vest over four years in 25% installments. During the quarter ended December 31, 2007, the Company recorded compensation for the vested component of new option grant in an amount of $5,480.

For the six months ended December 31, 2007, the Company recorded total stock based compensation expense of $324,127.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

•
Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price;

•
The expected term represents the period of time that awards granted are expected to be outstanding and is currently the average of the contractual term and the vesting period. With the passage of time, actual behavioral patterns surrounding the expected term will replace the current methodology; and

•
The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. An increase in the risk-free interest rate would result in an increase to the Company’s stock-based compensation expense.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Current stock option and warrant pricing assumptions:

	For six months ended December 31,
	2007	2006
Expected volatility	115%	-
Expected dividends	-	-
Risk-free rate of return (weighted average)	4.25%	-

As of December 31, 2007, the following weighted average assumptions were used in the fair market value calculation.
	Shares*	Weighted-Average Exercise Price*
Stock Options
Outstanding at beginning of year	0
Granted	8,751,527		$0.35
Exercised (**)	2,363,893		$0.05
Forfeited	-
Outstanding at end of period	6,387,634		$0.35

Options exercisable at December, 31 2007	5,944,405	$
Shares available for future grant	8,766,313
Weighted-average fair value of options granted during period at the shares’ fair value	$0.35

Warrants
Outstanding at beginning of year	2,258,489
Issued	7,434,204		$0.35
Exercised**	(1,110,000)		$0.08
Forfeited	-
Outstanding at end of period	8,582,693		$0.39

Warrants exercisable at December, 31 2007	8,582,693	$
Shares available for future grant	8,766,313

*	Reflected at of the 9.25 share exchange ratio whereby one share of Future Now Inc. converted in 9.25 shares of Future Now Group Inc.

**	Exercised prior to the share exchange of October 30, 2007.

5. TAXES

The Company has made estimated adjustments to its income taxes based upon the losses or income for the period being measured. Reference should be made to other Audited Financial Statements of the Company for further information.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended December 31, 2007, the Company’s net deferred asset increased by $43,406 due to increased net operating losses for the period.

6. SUBSEQUENT EVENTS

On February 1, 2008, the Board of Directors granted an aggregate of 60,000 stock options at an exercise price of $0.50 to two of the Company’s advisory board members and one consultant. The options fully vest in one year from the date of issuance. Also on February 1, 2008, the Board of Directors granted an additional 212,000 stock options to officers and employees of the Company. The exercise price was set at $0.50 and the options vest over a four-year period at the rate of 25% per year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. We assume no obligation to update our forward-looking statements to reflect new information or developments or any other reason, or reflect any events or circumstances after the date of this quarterly report or the date of any applicable amendment to this quarterly report. We urge readers to review carefully the risk factors described in our filings with the Securities and Exchange Commission. These documents can be read at www.sec.gov.

Our Business

From our inception on January 23, 2006 to June 30, 2007, we were engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registration statements covering our securities and planning Phase 1 of the exploration work on the Fir property. The Fir property is twenty-one cell mineral claims covering an area totaling 433.24 hectares located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometers south of Kamloops, B.C. On May 11, 2007, we announced that we had abandoned this property determining that the claim did not cover enough ground to host a viable exploration target. We then abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

Share Exchange with Future Now, Inc.

On October 30, 2007, we entered into a share exchange agreement with Future Now Inc., a privately held Delaware corporation, and the shareholders of Future Now Inc. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock of Future Now Inc. occurred on October 30, 2007. In accordance with the closing of the share exchange, we issued 50,394,191 shares of our common stock to the shareholders of Future Now Inc., in exchange for the acquisition, by us, of all of the issued and outstanding shares of common stock of Future Now Inc., on the basis of one share of our common stock for one share of common stock of Future Now Inc.

We had 71,242,191 shares of common stock issued and outstanding as of October 30, 2007 as a result of the issuance of 50,394,191 shares of common stock in connection with the closing of the share exchange and the concurrent cancellation of 32,000,000 shares of common stock owned by our former directors. As of the closing date of the share exchange, the former shareholders of Future Now Inc. held approximately 70.74% of our issued and outstanding shares of common stock. The issuance of 50,394,191 shares of common stock to the former shareholders of Future Now Inc. was deemed to be a reverse acquisition for accounting purposes. Accordingly, Future Now Inc., the accounting acquirer entity, is regarded as our predecessor entity as of October 30, 2007. As a result of the share exchange, Future Now Inc. became our wholly owned subsidiary. We will continue to file annual and quarterly reports based upon our fiscal year end of June 30.

In connection with the consummation of the share exchange, we changed the address of our principal executive offices, effective October 30, 2007, from 650 - 1500 West Georgia Street, Vancouver, BC V6G 2Z6 to the Galleria Building, 61 Unquowa Road, Fairfield, Connecticuted 06824.

As of the closing date of the share exchange, we are engaged in the business of Future Now Inc., providing optimization services that help businesses improve their online marketing to generate more sales, leads and subscriptions.

We believe that we have sufficient cash to fund both our anticipated expenses relating to intellectual property and software development and the sales and marketing efforts contemplated in our business plan over the next twelve months.

Trends in Our Business and Results of Operations

Our business is growing rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased demand for our services. If our customer base continues to grow, we will be required to continue making upfront investments in implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Although revenues for the six months end December 31, 2007 increased by 21.6% from the same period in 2006, our gross margins decreased from 70.6% to 64%. The decrease was primarily due to increases in the cost of current labor and new hiring. We are seeking to achieve further economies of scale as we continue expanding our infrastructure, resulting in a reduction over time of labor costs as a percentage of total revenues, therefore an increase in our gross margin.

We have also experienced, and expect to continue to experience, rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 12 at December 31, 2006 to 21 at December 31, 2007. We expect operating expenses to continue increasing in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to future acquisitions.

During this past quarter, for the first time in our history we began certain out bound sales and marketing efforts. Prior to this, during the development stage of our intellectual property, our growth simply resulted from our reputation in the marketplace as well as the demand for our service offering. Going forward we plan to invest heavily in sales and marketing by increasing the number of sales personnel, the number of distribution channels, building further brand recognition through advertising, writing, speaking and other marketing initiatives. We expect that sales and marketing expenses will increase in both dollars as well as a percentage of overall operating expenses. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. Even though this reduces short-term operating margins as marketing efficiency improves, more revenues and higher margin should result.

We anticipate that research and development expenses will increase in dollars as we continue to enhance our existing services and products as well as expand our overall offerings.

We anticipate that general and administrative expenses will increase in dollars as we add personnel and incur additional expenses to support the expansion of our business and operate as a public company.

We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R requires us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time.

Summary of Key Results

Total revenues, including revenues from custom consulting, productized consulting, licensing and training and product and content sales for the unaudited six months ended December 31, 2007 were $971,151, as compared to the revenues of $798,865 for the same period ending December 31, 2006, representing a 21.6% increase. The unaudited revenues for the three months ended December 31, 2007 were $444,594, as compared to revenues of $306,065 for the year ended December 31, 2006, representing a 45.3% increase.

Total operating expenses including sales and marketing expenses, stock based compensation and general and administrative expenses for the unaudited six months ended December 31, 2007 were $1,573,469 as compared to $457,664 for the same period ending December 31, 2006. The unaudited general and administrative expenses for the six months ended December 31, 2007 were $1,149,723 as compared to total general and administrative expenses of $440,715 for the year ended December 31, 2006.

Results of Operations for Unaudited Three Months Ended December 31, 2007 and December 31, 2006

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2007 was $444,594, as compared to revenue of $306,065 for the three months ended December 31, 2006, representing an increase of $138,529 or 45.3%. The increase in revenues was primarily attributable to increased productized and custom consulting revenues. This increase in productized consulting engagements is part of our ongoing strategy to provide consulting services in a more packaged format, allowing for organizations to more easily see where our services fit within their budgetary controls, and their operational plans for marketing spend. This also affords us the ability to more easily scale these services, and project their impact on continually increasing revenue.

Cost of revenues for the three months ended December 31, 2007 was $165,320, as compared to cost of revenues of $117,187 for the three months ended December 31, 2006, representing an increase of $48,133, or 41.1%. Cost of revenues for the three months ended December 31, 2007 was 37.2% of total revenues compared with 38.3% of total revenues for the same period ended December 31, 2006. Gross margins for the three months ended December 31, 2007 was 62.8%, as compared to 61.7% for the three months ended December 31, 2006, representing an increase of 1.1%. The increase in our gross margins was primarily due to increases in productized and custom consulting revenues offset by increased salaries and hiring.

Operating Expenses

Total operating expenses for the three months ended December 31, 2007 were $798,957, as compared to total operating expenses of $290,853 for the same period ending December 31, 2006, representing an increase of $508,104 of 174.7%. Our total operating expenses were comprised of sales and marketing expenses, stock based compensation and general and administrative expenses. The increase of general and administrative expenses during the three months ended December 31, 2006 was primarily due to increased salaries, new hires, consulting fees and legal and professional fees. We recorded $5,480 in stock-based compensation for the three months ended December 31, 2007 as compared to $0 for the same period ending December 31, 2006.

General and administrative expenses for the three months ended December 31, 2007 were $740,018, as compared to general and administrative expenses of $279,752 for the same period ending December 31, 2006, representing an increase of $460,266, or 164.6%. The increase of general and administrative expenses during the three months ended December 31, 2007 was mainly due to our hiring of two executives, a consultant and legal and professional fees.

Other Income and Expenses

During the three months ended December 31, 2007 we earned interest of $8,224, as compared to earning $806 of interest for the same period ended December 31, 2006.

In the three months ending December 31, 2006 we incurred expenses (net of books sales) of $68,811 for publishing and book promotion, as compared to expenses (net of books sales) of $1,580 for the same period ending December 31, 2007.

For the three months ended December 31, 2007 we incurred interest expense of $50,971 as compared to $0 for the same period ended December 31, 2006. For the three month period ended December 31, 2007 we recorded $131,582 in debt discount amortization and $71,454 in deferred offering cost amortization as compared to $0 expense for the same period ending December 31, 2006.

Net Income

Our net loss for the three months ended December 31, 2007 was $589,105 as compared to a net loss of $71,300, for the same period ended December 31, 2006, representing an increase of $517,805. Net loss as a percentage of total revenues was 132.5 % for the three months ended December 31, 2007, as compared to 23.3% for the same period ended December 31, 2006. The increase in net loss during the year ended December 31, 2006 was primarily attributable to increased hiring and other operating costs and amortization expenses.

Results of Operations for the Unaudited Six Months Ended December 31, 2007 and December 31, 2006

Revenues and Cost of Revenues

Total revenue for the six months ended December 31, 2007 was $971,151, as compared to revenue of $798,865 for the same period ended December 31, 2006, representing an increase of $172,286 or 21.6%. The increase in revenues was primarily attributable to increased productized and custom consulting revenues. This increase in productized consulting engagements is part of our ongoing strategy to provide consulting services in a more packaged format, allowing for organizations to more easily see where our services fit within their budgetary controls, and their operational plans for marketing spend. This also affords us the ability to more easily scale these services, and project their impact on continually increasing revenue.

Cost of revenues for the six months ended December 31, 2007 was $349,314, as compared to cost of revenues of $234,989 for the same period ended December 31, 2006, representing an increase of $114,325, or 48.7%. Cost of revenues for the six months ended December 31, 2007 was 36.0% of total revenues compared with 29.45% of total revenues for the same period ended December 31, 2006. Gross margins for the six months ended December 31, 2007 was 64.0%, as compared to 70.6% for the same period ended December 31, 2006, representing a decrease of 6.6%. The decrease in our gross margins was primarily due to increased hiring offset by increased productized and custom consulting revenues.

Operating Expenses

Total operating expenses for the six months ended December 31, 2007 were $1,573,469, as compared to total operating expenses of $457,664 for the same period ending December 31, 2006, representing an increase of $1,115,805 or 243.8%. Our total operating expenses were comprised of sales and marketing expenses, stock based compensation and general and administrative expenses. The increase of general and administrative expenses during the six months ended December 31, 2007 was primarily due to increased salaries, new hires, consulting fees and legal and professional fees and stock based compensation. We recorded $324,127 in stock-based compensation for the six months ended December 31, 2007 as compared to $0 for the same period ending December 31, 2006. For the six months ended December 31, 2007, we recorded $99,619 in sales and marketing expenses, as compared to $16,949 for the same period the year before, representing an increase of $82,670 or 487.8%.

Other Income and Expenses

During the six months ended December 31, 2007 we earned interest of $11,479, as compared to earning $1,621 of interest for the same period ended December 31, 2006.

In the six months ending December 31, 2006 we incurred income (net of promotional expenses) of $160,054 for publishing and book promotion, as compared to expenses (net of books sales) of $1,580 for the same period ending December 31, 2007. The income in 2006 was related to the book sales associated with the publishing of the NY Times Best Selling book, authored by Jeffrey and Bryan Eisenberg called, “Waiting for Your Cat to Bark?”

For the six months ended December 31, 2007 we incurred interest expense of $79,899 as compared to $12 for the same period ended December 31, 2006. For the six month period ended December 31, 2007 we recorded $131,582 in debt discount amortization and $78,654 in deferred offering cost amortization as compared to $0 expense for the same period ending December 31, 2006..

Net Income

Our net loss for the six months ended December 31, 2007 was $1,061,707, as compared to net income of $159,920, for the same period ended December 31, 2006, representing an increase of $1,221,627. Net loss as a percentage of total revenues was 109.4% for the six months ended December 31, 2007, as compared to 20.0% for the same period ended December 31, 2006. The increase in net loss during the year ended December 31, 2006 was primarily attributable to increased hiring and other operating costs, stock based compensation, interest and amortization expenses.

Liquidity and Capital Resources

Cash Provided by Financing Activities

During the period between March 1 and August 15, 2007, we raised $675,000 through the issuance of 10.5% convertible promissory notes (the “Notes”) and stock purchase warrants (the “Warrants” and together with the Notes, the “Offering”) to 18 separate note holders (the “Note Holders”). Prior to the share exchange, one Note holder converted $200,000 in principal. As a result, as of December 31, 2007, the outstanding face value with respect to the Notes was $475,000. Prior to the closing of the share exchange, various Note Holders exercised an aggregate 120,000 Warrants whereby additional funds of $90,000 where contributed to Future Now.

The Notes were issued as units. According to the original terms, each unit consisted of $50,000 promissory notes and warrants to purchase 16,000 pre-share exchange shares of our common stock at $0.75 per share (each, a “Warrant”). If the Note conversion option were elected, each unit would convert into a minimum of 15,385 pre share exchange shares of our common stock at $3.25 per share.

Immediately following the closing of the share exchange, we raised $2,000,000 through the issuance of 11% convertible notes (the “New Notes”) and stock purchase warrants (the “New Warrants”) (both collectively, the “New Financing”). To facilitate the New Financing transaction and the recapitalization of the Company due to the reverse acquisition, the early Note Holders agreed to certain amendments (the “Amendments”) to the terms of their Notes and Warrants. As consideration for the Amendments, the Note holders received additional warrant certificates equal to 100% of the current warrants presently in their possession priced at the same closing price of our Company’s common stock as of October 30, 2007, which was $0.35.

During the six months ended December 31, 2007, and prior to the reverse acquisition, our Chief Financial Officer and Chief Operating Officer exercised an aggregate of 255,556 stock options of Future Now, Inc, in exchange for a $20,000 of cash and promissory notes of $95,000.

Cash Flow Used in Operating Activities

Operating activities used cash of $680,054 for the six months ended December 31, 2007, as compared to cash provided of $16,555, for the same period ending December 31, 2006. The increase in cash used for operating activities for the six months ended December 31, 2006 was primarily a result of funding the Company’s net loss.

Cash Flow Used in Investing Activities

Investing activities used cash of $10,500 for the six months ended December 31, 2007, as compared to cash provided of $3,399 for the same period ended December 31, 2006. The increased cash used was due to capitalized leasehold improvements on the our new office space.

Capital Expenditures

During the past quarter we closed on a new lease for offices space in Brooklyn, NY. Associated with this lease we paid a $36,000 security deposit. We moved our whole operations to the new facility at the end of January. Through December 31, 2007, we spent $10,500 on building out of the new space. We plan on spending approximately $30,000 more on the leasehold improvements during the third quarter. The Company does not expect to have any material capital expenditures in the future. We expect research and development expenses to increase in absolute dollars as we continue to enhance our existing product line expanded service offerings. W e also expect our future research and development expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to acquisition. Capital expenditures related to computer hardware is limited because of the out-sourced options available to the Company.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Deferred Revenues

Deferred revenues consist of billings or payments received in advance of revenue recognition for our professional services, licensing and training services described above and we recognize them as revenue only when the revenue recognition criteria are met.

Long-Lived Assets - Including Identified Intangible Assets with Finite Lives

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

Intangible assets and related amortization associated with certain financings done by us are reported in deferred offering costs within the Financial Statements and are being amortized over the related life of the financial instrument. We also are carrying an investment in an unconsolidated subsidiary at costs (“Investment”) as a separate line in the Financial Statements. We have reviewed the most current financial information related to the Investment as well as projected financial results and have determine that no impairment exists relating to the Investment as of December 31, 2007. We are carrying this Investment, at cost, in the amount of $82,000.

Debt Obligations with Warrants

Between the period of March 2007 and August 15, 2007, pursuant to an investment subscription agreement and closing documents (the “Offering”), we offered for sale three year 10.5% convertible promissory notes (the “Notes”), convertible into shares of our common stock. In the offering, we sold units consisting of $50,000 in Notes and seven-year warrants to purchase 16,000 shares of our Common Stock, at an exercise price of $0.75 per share (the “Warrants’). We issued Notes with a face amount of $675,000 and 216,000 Warrants. Under a placement agent agreement related to the Offering, we also issued placement agent warrants (“Placement Warrants”) in the amount of 28,161.

In accordance with GAAP, we estimated the fair value of the Notes, Warrants and Placement Warrants. The initial fair value of the Notes reflected a fair value adjustment to the Notes for the estimated fair value of the Warrants issued in connection with this debt. The estimated fair value of the Warrants at the date of issuance, using the Black-Scholes valuation method, was $99,800, and has been recorded as a debt discount against the face value of the $675,000 Notes. This discount is being amortized as interest expense over the three-year term of the Notes. The initial fair value of the Placement Warrants that the Company we are obligated to issue, using the Black Scholes valuation method, was $15,349, and has been recorded as deferred offering costs on the Financial Statements. The amount is being amortized over the three- year term of the Notes.

In connection with the share exchange, we received additional funding of $2,000,000 through the issuance of two year 11% convertible notes (“New Notes”) and stock purchase warrants (“New Warrants”) (both collectively, the “New Financing”).  Along with the $2,000,000 face value of the notes we issued 5,714,286 warrants with one-half exercisable at $0.35 and the other half at $0.50 with an expiration date that is five years from the date of issuance. Under a placement agent agreement amendment related to the New Financing, we also issued five-year placement agent warrants (“New Placement Warrants”) in the amount of 571,429 with an exercise price of $0.35.

In accordance with GAAP, we estimated the fair value of the New Notes, New Warrants and New Placement Warrants. The initial fair value of the New Notes reflected a fair value adjustment to the New Notes for the estimated fair value of the New Warrants issued in connection with this debt. The estimated fair value of the New Warrants at the date of issuance, using the Black-Scholes valuation method, was $1,213,086 and has been recorded as a debt discount against the face value of the $2,000,000 New Notes. This discount is being amortized as interest expense over the three-year term of the Notes. The initial fair value of the New Placement Warrants that we are obligated to issue, using the Black Scholes valuation method, was $308,315, and has been recorded as deferred offering costs on the Financial Statements. The amount is being amortized over the two-year term of the New Notes.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for us, due primarily to the significant judgment required when estimating the fair value of stock-based compensation awards, including the selection of a valuation method (e.g . Black-Scholes) and the underlying assumptions within such valuation (e.g. estimated lives and volatility).

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

The fair values of restricted share rights are determined using the closing price of our common stock on the date of grant, while the fair values of stock options and stock purchase awards are estimated at the date of grant using the Black-Scholes option-pricing model. The estimated fair values of awards are amortized over the vesting period of the applicable award.

Effective July 17, 2007, FNI adopted the 2007 Stock Option Plan (the “Plan”). Subsequent to June 30, 2007, we have issued stock options related to the Plan and have accounted for such options as provided for above.

Allowances for Accounts Receivable

We record a sales allowance to provide for estimated future adjustments to receivables, generally resulting from credits issued to customers in conjunction with amendments or renewals of subscription service arrangements. We record provisions for sales allowances as a reduction to revenues. Specific provisions are made based on amendments or renewals associated with specific subscription service arrangements, which are expected to result in the issuance of customer credits. Additionally, provisions are made based on actual credits issued as a percentage of our historical revenues. We evaluate the estimate of sales allowances on a regular basis and adjust the amount reserved accordingly.

We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Specific provisions are made based on an account-by-account analysis of collectibility. Additionally, we make provisions for non-customer-specific accounts based on our historical bad debt experience and current economic trends. We record provisions in operating expenses. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect the receivable from the customer.

Income Taxes

We make estimates to determine our current provision for income taxes, as well as deferred tax assets and liabilities, income taxes payable and any valuation allowances. Our estimates related to our current provision for income taxes are based on current tax laws. Changes in tax laws or our interpretation of tax laws could impact the amounts provided for income taxes in our financial statements. We assess the likelihood that we will be able to recover our deferred tax assets. Realization of our deferred tax assets is dependent upon future taxable income as well as our use of prudent and feasible tax planning strategies. Our estimates regarding future profitability may change due to future market and industry conditions, changes in tax laws and other factors. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, changes in tax laws, ongoing prudent and feasible profits and our stock price. To the extent we believe it is more-likely-than-not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. To the extent we establish or change a valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in the consolidated statement of operations.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our president as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter-ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

We are not a party to any legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 31, 2007, we granted to the newly hired Vice President of Marketing, 462,500 stock options with an exercise price of $0.35 per share and vesting over a four year period in the amount of 25% per year. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act because such issuance did not involve a public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No .	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUTURE NOW GROUP, INC.

Date: February 14, 2008	By:/s/ Jeffrey Eisenberg
Jeffrey Eisenberg, Chief Executive
Officer and Director

Date: February 14, 2008	By:/s/ William Schloth
William Schloth, Chief Financial and Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002