Form 10QSB
period 2008-03-31
Future Now Group Inc.
filed 2008-05-15
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 000-52274

FUTURE NOW GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-4237445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 13, 2008, there were 71,242,191 shares of our common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

FUTURE NOW GROUP INC.
Form 10-QSB
Quarterly Report
March 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FUTURE NOW GROUP INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,180,617
Investment in available for sale marketable securities	30,814
Accounts receivable, net	150,143
Note receivable	45,115
Other current assets	9,600
TOTAL CURRENT ASSETS	1,416,289

Fixed assets, net	32,633
Investment in unconsolidated subsidiary, at cost	82,000
Deferred offering costs, net	428,703
Deferred tax asset	303,348
Security deposits an other assets	42,853
Prepaid interest	348,333
TOTAL ASSETS	$2,654,160

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$269,470
Deferred revenue	140,100
TOTAL CURRENT LIABILITIES	409,570

Convertible debentures, net of discount	1,467,814
TOTAL LIABILITIES	1,877,384

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	0
Subscription receivable	(95,000)
Common stock, $.001 par value, 900,000,000 shares authorized, 71,242,191 shares issued and outstanding	71,242
Additional paid-in capital	2,528,818
Retained earnings	(1,609,099)
Accumulated other comprehensive loss	(119,186)
TOTAL STOCKHOLDERS' EQUITY	776,776
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,654,160

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED
MARCH 31, 2008 AND 2007

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Custom Consulting	$473,127	$191,900	$978,763	$428,751
Productized consulting	83,500	263,004	464,158	629,438
Licensing and training	47,319	34,793	96,885	149,987
Product and content sales	24,961	33,176	60,250	113,562
Total Revenues	628,907	522,873	1,600,056	1,321,738

Cost of Revenues	171,031	168,536	520,345	408,525
Gross Profit	457,876	354,337	1,079,711	913,213

Operating expenses:
Marketing and sales	133,606	5,629	232,943	22,578
Research and development	139,565	82,925	389,226	188,786
Stock based compensation	12,270	0	336,397	0
General and administrative	545,389	226,715	1,444,346	556,569
Total operating expenses	830,829	315,269	2,402,912	767,933
Net Operating Income (Loss)	(372,954)	39,068	(1,323,201)	145,280

Other (Income) Expenses
Interest (income) expense	222,415	(532)	422,417	14
Amortization of deferred financing costs	71,743	3,000	150,397	3,000
Other expense	40,096	0	41,664	110
Realized capital gains	0	0	(35,326)	0
Publishing and book promotion(net of sales)	0	0	1,580	(160,054)
Total Other Expenses (Income)	334,254	2,468	580,732	(156,930)

Income (loss) before taxes	(707,207)	36,600	(1,903,933)	302,210
Income tax provision (benefit)	(98,095)	6,001	(233,113)	113,993

Net income (loss) applicable to common shareholders	$(609,113)	$30,599	$(1,670,820)	$188,216

Comprehensive Loss:
Unrealized loss on available for sale marketable securities	(119,186)	0	(119,186)	0
Total Comprehensive Income (Loss)	$(728,298)	$30,599	$(1,790,006)	$188,216

Net (loss) income per share - basic and diluted	($0.01)	$0.00	(0.03)	0.00

Weighted number of shares outstanding - basic and diluted	71,242,191	44,400,000	66,841,832	40,720,219

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2008

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Comp. Loss (Income)	Sub Rec'd	Retained Earnings (Deficit)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, June 30, 2007	-	$-	44,400,000	$44,400	$285,100	$-	$(800)	$61,721	$390,421

Issuance of stock options	-	-			318,647				318,647
Issuance of additional placement agent warrants	-	-			1,137				1,137
Issuance of Warrants with Convertible Debt	-	-			7,426				7,426
Conversion of convertible note	-	-	582,750	583	199,417				200,000
Exercise of warrants	-	-	1,110,000	1,110	88,890				90,000
Exercise of stock options	-	-	2,363,893	2,364	112,635		(95,000)		19,999
Recapitalization due to reverse merger	-	-	22,785,548	22,786	(23,586)		800	-	(0)
Issuance of placement agent warrants	-	-			308,315				308,315
Issuance of stock options	-	-			5,480				5,480
Issuance of warrants with Convertible Debt	-	-			1,213,086				1,213,086
Issuance of stock options					12,270				12,270
Accumulated other comprehensive loss	-	-	0	0	0	(119,186)			(119,186)
Net Loss for Period	-	-						(1,670,820)	(1,670,820)
-		-
Balance March 31, 2008	0	$-	71,242,191	$71,242	$2,528,818	$(119,186)	$(95,000)	$(1,609,099)	$776,776

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Nine Months Ended March 31, 2008 (Unaudited)	Nine Months Ended March 31, 2007 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,670,820)	$188,216
Adjustments to reconcile net income (loss) to cash used in operating activities:
Change in deferred tax asset	(235,054)	(106,633)
Realized gain on sales of investment	(35,326)
Provision for doubtful accounts	45,000	22,500
Stock based compensation	336,397	-
Depreciation	2,967	-
Minority interest in subsidiaries	-	219,919
Amortization of prepaid interest	91,667	-
Amortization of debt discount	300,568	-
Amortization of deferred offering costs	150,397	-
Change in operating assets and liabilities:
Accounts receivable	(22,701)	(95,878)
Other current assets	(9,600)	(1,927)
Deferred offering costs	(82,340)	-
Income tax receivables/payable	7,481	(21,936)
Accounts payable and accrued expenses	52,985	(359,386)
Deferred licensing fees	(33,334)	(7,143)
Deferred revenue	112,500	30,277
Security deposit	(40,122)	2,988
Net Cash Provided by (Used in) Operating Activities	$(1,029,335)	$(129,002)

CASH FLOW FROM INVESTING ACTIVITIES:
Issuance of revolving credit facility	(45,115)	-
Proceeds from sale of investment	35,326
Other investments	-	(12,851)
Leasehold improvements	(30,300)	-
Net Cash Provided by (Used in) Investing Activities	$(40,089)	$(12,851)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividend payment	-	(1,705)
Proceeds from stock option exercises	20,000	-
Proceeds from warrant exercises	90,000	-
Proceeds from issuance of convertible debentures	1,500,000	25,000
Net Cash Provided by (Used in) Financing Activities	$1,610,000	$23,295

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D)
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Nine Months Ended March 31, 2008 (Unaudited)	Nine Months Ended March 31, 2007 (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	540,576	(118,558)

CASH AND CASH EQUIVALENTS at beginning of period	640,041	245,864
CASH AND CASH EQUIVALENTS at end of period	$1,180,617	$127,306

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$27,396	-
Income Taxes	$250	$15,400

Supplemental schedule of non-cash investing and financing activities
Deferred offering warrant costs	$308,315	-
Debt discount on convertible notes	$92,374	-
Conversion of convertible debt	$200,000	-
Promissory notes issued for option purchases	$95,000	-
Prepaid interest and deferred offering withheld from gross proceeds from the issuance of convertible debentures	$550,000	-
Receipt of Marketable Securities for Engagement Terms	$150,000

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS OF MARCH 31, 2008

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Future Now Group Inc. (“FNGI”, the “Company” or “Future Now”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending June 30, 2008.

Share Exchange with Future Now Inc.

On October 30, 2007, the Company entered into a share exchange agreement with Future Now Inc. (“FNI”), a privately held Delaware corporation, and the shareholders of FNI The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding shares of common stock of FNI occurred on October 30, 2007. In accordance with the closing of the share exchange, the Company issued 50,394,191 shares of its common stock to the shareholders of FNI, in exchange for all of the issued and outstanding shares of common stock of FNI, on the basis of one share of the Company’s common stock for one share of common stock of FNI.

The Consolidated Statement of Changes in Stockholders’ Equity (Deficit) have been revised to show the effect on the outstanding shares resulting from the reverse merger which occurred on October 30, 2007. The effect on the outstanding shares is based on the exchange of 9.25 common shares of FNGI for every one share of FNI’s common stock. In addition, where required all share amounts have been revised to reflect the 9.25 common shares of FNGI for every one share of FNI’s common stock.

The Company had 71,242,191 shares of common stock issued and outstanding as of October 30, 2007 as a result of the issuance of 50,394,191 shares of common stock in connection with the closing of the share exchange and the concurrent cancellation of 32,000,000 shares of common stock owned by former directors of the Company. As of the closing date of the share exchange, the former shareholders of FNI held approximately 70.74% of the Company’s issued and outstanding shares of common stock. The issuance of the 50,394,191 shares of common stock to the former shareholders of FNI was deemed to be a reverse acquisition for accounting purposes. Accordingly, FNI, the accounting acquirer entity, is regarded as the Company’s predecessor entity as of October 30, 2007. As a result of the share exchange of the FNI stock in exchange for the Company’s stock, FNI became the Company’s wholly owned subsidiary. The Company will continue to file annual and quarterly reports based upon its fiscal year end of June 30. As of the closing date of the share exchange, the Company is engaged in the business of FNI, providing optimization services that help businesses improve their online marketing to generate more sales, leads and subscriptions.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008

NOTE 2.	REVENUE RECOGNITION

The Company derives its revenue from the sale of products and services that it classifies into the following three categories: (1) professional services, including custom and packaged consulting; (2) licensing, and (3) training and product sales. The Company has traditionally sold its services, products and licenses through customer referrals. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations, SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — “Revenue Recognition.” For arrangements outside the scope of SOP 97-2, the Company evaluates if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Deferred Revenues

Deferred revenues consist of billings or payments received in advance of revenue recognition for the Company’s professional services, licensing and training services described above and the Company recognizes them as revenue only when the revenue recognition criteria are met.

Equity/Revenue Sharing Agreement

The Company entered into a revenue and equity sharing agreement (“RSP/ESP Agreement”) with a client whereby the Company would participate in (i) all online revenue (“Revenue Participation”) increases of the client over existing revenues, and (ii) the equity ownership of the client. The Company’s policy as it pertains to recognizing revenue related to Revenue Participation is that such revenue will be recorded as it is earned. Based upon the estimated market value of services to be provided by the Company to the client for the launch of a completely new website, the client granted the Company equity equal to the public share price of the client as of the date the Agreement was signed (the “Equity Participation”). Associated with the RSP/ESP Agreement the Company will also receive cash payments as follows: (i) a licensing fee of $5,000 per quarter for as long as the client remains active with the optimization efforts of the ESP/RSP Agreement, and (ii) a monthly support/training fee of $2,000. For the quarter ended March 31, 2008, the Company recorded $5,000 in licensing fees and $6,000 in support/training fees. For the nine months ended March 31, 2008, the Company recorded a total of $10,000 in licensing fees and $12,000 in support/training fees.

The market value of the Equity Participation was estimated at $150,000 (“Market Value of Services”). As such, the Company received 882,353 of the client’s common stock that was trading at $0.17 on the date the RSP/ESP Agreement was executed. The client launched the new website on January 17, 2008. The Company recorded the $150,000 market value of the Equity Participation during the quarter ended March 31, 2007 in the “Custom Consulting” line of the Statement of Operations. As part of the RSP/ESP Agreement, a protection feature (“Restricted Share Adjustment”) was negotiated whereby if at any time during the service period of this RSP/ESP Agreement the market price of the publicly traded common stock times the shares paid to the Company drops to 70% of the Total Equity Based Compensation (as defined in the Agreement) amount or less for ten (10) consecutive days then all work shall cease. The Client will have the option to make up the difference in cash or restricted shares to return the value paid to the Company to the agreed upon original Market Value of Service level within 30 days. If the client chooses not to exercise this option, the default provisions of the RSP/ESP Agreement shall be in force. If the default provision is made effective, the Company would receive an additional $50,000 penalty cash payment. Based upon the traded market price of the client’s common stock in late February and early March, the client issued to the Company an additional 1,172,442 restricted shares. The value of the additional shares was marked at $85,588 and was reflected as an adjustment to the value of the Equity Participation on the face of the Balance Sheet in equity as accumulated comprehensive adjustment. During the quarter ended March 31, 2008 the Company recorded a loss adjustment of $119,186 to the equity section. The Company will record any realized gains or losses in its Statement of Operation related to the Equity Participation only when sold. The Company’s policy is to recognize any additional shares received as part of the Restricted Share Adjustment provision as an offset to unrealized losses as reflected in the accumulated comprehensive loss amount in the equity section.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008

The Revenue Participation arrangement calls for a percentage share of the gross revenues of the client over the current annual online revenues of the client. The percentage Revenue Participation amount is in perpetuity and ranges form 20% to 5% as certain revenue tiers are obtained. The revenue share will be calculated on a quarterly basis by the client and remitted to the Company within 45 days of the closing of the quarterly measurement period. The Company will recognize the Revenue Participation upon receipt of the proceeds. For the quarter and nine month period ended March 31, 2008, the Company recognized no revenue related to this provision.

NOTE 3.	NOTE RECEIVABLE

In connection with the RSP/ESP Agreement, on February 25, 2008, the Company entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) whereby the Company granted the client a $70,000 revolving line of credit (“Credit Line”). As of the date the Credit Agreement was signed, the Company had expended $41,245 in third party design, programmer and ecommerce campaign efforts and such amount was treated as drawn down from the Credit Line. All sums advanced pursuant to the Credit Agreement shall bear interest from the date each advance is made until paid in full at the rate of ten percent (10%) per annum, simple interest. The client shall pay accrued interest on the outstanding principal balance on a monthly basis commencing on April 15, 2008, and thereafter on the fifteenth day of each month. The entire unpaid principal balance, together with any accrued interest and other unpaid charges or fees hereunder, shall be due and payable on the maturity date of May 1, 2009 (the “Maturity Date”). As of the date of this report the Company has not further extended the Credit Line to the client, however, it intends to discuss an extension in the fourth quarter ending June 30, 2008.

As part of the Credit Line, the Company also received a promissory note (the “Note”). The Company shall have the option at any time to convert all or a portion of the outstanding principal and interest on the underlying Note to the Credit Agreement into a number of shares of common stock, $0.001 par value per share equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the conversion price (the “Conversion Shares”). The conversion price shall be $0.05. If at any time prior to the Maturity Date and/or full repayment of the Note, the Market Price of the client’s common stock remains less than 75% of the Conversion Price for a ten (10) consecutive trading days (“Average Trading Price”) then the Conversion Price will be automatically adjusted down to the then calculated Average Trading Price. The adjustment feature will continue to adjust down should the Market Price continue to decline prior to repayment or conversion. During the quarter ended March 31, 2008 the client drew down an additional $3,345 on the Credit Line. The Company has reflected the amount of the Credit Line as a note receivable in the “Current Asset” line of the Balance Sheet. For the quarter ended March 31, 2008, the Company recorded interest income of $345 related to the Credit Line.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008

As part of the Credit Line the Company also received a warrant to purchase 250,000 shares of the client’s common stock. The warrant is exercisable at $0.25 per share for a period of five years from issuance. For the quarter ended March 31, 2008 the entire warrant amount remains outstanding. The warrant has a cashless exercise provision and is not redeemable by the client. The warrant also has standard anti-dilution provisions as related to amount and price.

NOTE 4.	MARKETABLE SECURITIES

The Company classifies its investments as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The Company does not have any investments classified as “trading”. Investments that the Company intends to hold for more than one year are classified as long-term investments.

Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. The cost of securities sold is based on the specific identifications method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, the Company uses the market price of similar types of securities that are traded in the market to estimate fair value.

At March 31, 2008, the Company maintained a portfolio consisting of common stock of one publicly traded entity.

NOTE 5.	CONVERTIBLE DEBENTURES WITH WARRANTS

Bridge Convertible Notes

Between the period from March 1, 2005 through August 15, 2007, pursuant to an investment subscription agreement and closing documents, FNI sold $675,000 in face value of 10.5% convertible promissory notes, convertible into shares of FNI’s common stock (the “Offering”). Each $50,000 in notes included the issuance of seven-year warrants to purchase 148,000 shares of FNI’s common stock, or like security issued in a qualified financing or acquisition, at an exercise price of $0.08 per share. The notes are redeemable at the earlier of either (i) repayment from the sales Redemption Feature (as defined below); (ii) three years from the date of issuance; (iii) a financing transaction of at least $2,500,000 (the “Qualified Financing”); or (iv) the closing of a material acquisition of FNI, whether by merger, recapitalization, sale of assets or other similar material transaction (an “Acquisition”). At the note holders’ option, all, or a portion of the principal and accrued interest on the notes may be converted into shares of FNI’s common stock along with a Qualified Financing or Acquisition. The number of shares into which the notes are convertible will equal the quotient of the converted principal and interest divided by the lower of (i) the price per share issued in a Qualified Financing or Acquisition, at a 20% discount, or (ii) $0.35. If the holder elects the conversion option, the minimum number of shares of common stock each warrant will convert into is 142,311. As additional protection against repayment of the notes, under the Redemption Feature, the Company will escrow three and one-half (3.5%) percent of its gross revenues in a separate bank account and pay down the notes, on a semi-annual basis, until such time as the total principal has been repaid (“Redemption Escrow”). Unless the notes are fully paid off, the first payment under the Redemption Feature will be due within thirty (“30”) days of the first anniversary of the notes, and then on a semi-annual basis thereafter. The notes were issued with warrants having expiration dates seven-years from issuance. The investors were granted an aggregate of 1,998,000 warrants to purchase shares of the FNI’s common stock at an exercise price of $0.08 per share. Prior to the share exchange, $200,000 of the face amount of the notes and 1,110,000 warrants were converted into Future Now Inc.’s common stock.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008

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

As of March 31, 2008, the principal balance of the bridge convertible notes was $428,175, net of $46,825, of unamortized debt discount.

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

The notes will convert into shares of the Company’s common stock, at the option of the Company, at the conversion price. The conversion price is equal to the lowest of (a) the Fixed Conversion Price (as defined below), (b) the Lowest Fixed Conversion Price (as defined below), and (c) the Default Conversion Price (as defined below). The “Fixed Conversion Price” is $0.35 per share. The “Lowest Fixed Conversion Price” is the lowest of any new transaction price from any subsequent financing. The “Default Conversion Price,” applicable only after and during events of default, is the amount equal to 70% of the three lowest closing prices during the 20 days prior to a notice of conversion.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008

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

The purchaser received (a) warrants to purchase shares of the Company’s common stock, equal to 50% of the issue date conversion shares exercisable at $0.35, and (b) warrants to purchase 50% of the issue date conversion shares exercisable at $0.50. 2,380,943 and 2,389,943 warrants were issued at $0.35 and $0.50, respectively. The warrant prices are subject to adjustment if there is a subsequent financing with a lower price. The expiration date will be the last day of the month in which the fifth anniversary of the effective date of a registration statement occurs. Warrant shares are to be included in the registration statement. Additionally, there is a cashless exercise right if the effective date has not occurred by the first anniversary of issuance or if the registration statement is no longer effective during any time when the warrants are still outstanding.

Additionally, the Company was required to file a registration statement to cover the purchasers’ interest in the shares of common stock, warrants and 200% of the number of shares of common stock equal to all of the shares issued or issuable on conversion of the notes and compensation stock no later than 60 days from the closing date of the New Financing and to have the registration statement declared effective no later than 120 days from the closing date. Upon default of the above the Company was required to pay, as penalties, to the purchasers 2% per month, in cash, of the principal amount of the notes for each 30-day period until the registration statement was filed or declared effective. The Company’s registration statement was declared effective by the Securities and Exchange Commission on April 29, 2008. The Company incurred $79,334 in penalties in connection with the filing of the registration statement.

The purchasers agreed not to convert their notes or exercise warrants, and the Company will not be permitted to issue shares as interest, upon a payment date or pursuant to a mandatory conversion, to the extent such conversion, exercise or issuance would result in the purchasers’ beneficial ownership of more than 4.99% of the outstanding shares of common stock of the Company at that time. The Company will be authorized to rely on the purchasers’ representations as to the net amount of such purchasers’ holdings at the time of conversion or exercise. This limit will not apply under certain circumstances.

As of March 31, 2008, the principal balance of the share exchange convertible notes was $989,095, net of $1,101,905 of unamortized discount.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 71,242,191 shares of common stock issued and outstanding as of March 31, 2008.

Prior to the closing of the share exchange, the Company’s Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) exercised stock options of 1,850,000 and 513,893, respectively. The Company received proceeds from the CFO and COO of $90,000 and $25,000, respectively, from the exercise. In connection with the option exercises, on October 22, 2007, the CFO and COO executed non-interest bearing promissory notes in the amount of $70,000 and $25,000, respectively. If not sooner paid, all outstanding principal shall be paid to the Company on the earlier of (a) date of termination from employment of the CFO and/or COO, or (b) two years from the date of the notes. The notes may be prepaid, in whole, or from time to time, in part, at anytime, without premium or penalty. The notes are secured by the CFO and COO’s total outstanding stock options. No sale, transfer or assignment of said stock options can be made without the express written consent of the Company’s CEO. The notes have been reflected as a deduction from equity in the March 31, 2008 Balance Sheet.

NOTE 7. STOCK BASED COMPENSATION

On July 18, 2007, through written consent in lieu of a special meeting of the stockholders and the Board of Directors (the “Board”) of Future Now Inc., the 2007 stock incentive plan was adopted (the “Plan”). As part of the share exchange, the Plan was assumed by the Company. The Plan provides a maximum number of shares of the Company’s common stock that may be issued thereunder, which amount shall be equal to no more than 25% of the outstanding common stock of the Company, determined on the first trading day of each fiscal year. On July 18, 2007, the Board granted 5,337,250 options under the Plan to key employees and affiliated personnel (both, the “Grantees”). The options granted had an exercise price of $0.05 and were immediately vested. On September 15, 2007, the Board granted an additional 2,208,438 options to Grantees. The options had an exercise price of $0.06 and were immediately vested. Through written agreements, the Grantees further agreed in writing that the exercise price would reset to the price of the stock on the day the share exchange was completed. As consideration for this amendment and as a result of the recapitalization of the Company due to the share exchange, the Company granted the Grantees additional options that represented 25% of the Grantees’ original option grants with the same terms and conditions upon the closing of the share exchange. During the quarter ended September 30, 2007, Future Now, Inc. recorded compensation expense of $318,647.

On October 31, 2007, the Board granted the newly hired Vice President of Marketing 462,500 stock options with an exercise price of $0.35 and which vest over four years in 25% installments. On February 1, 2008 the Board granted 187,000 stock options to 19 employees with and exercise price of $0.50 and which vest over four years in 25% installments. The Board also granted 60,000 stock options to three advisors with an exercise price of $0.59 and which vest over one year. During the quarter ended March 31, 2008, the Company recorded compensation for the vested component of new option grants in an amount of $12,270.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008

For the nine months ended March 31, 2008, the Company recorded total stock based compensation expense of $336,397.

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

Current stock option and warrant pricing assumptions:

	For Nine Months Ended
	March 31,
	2008	2007
Expected volatility	115%	-
Expected dividends	-	-
Risk-free rate of return (weighted average)	4.25%	-

As of March 31, 2008, the following weighted average assumptions were used in the fair market value calculation.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008

	Shares (*)	Weighted Average Exercise Price (*)
Stock Options
Outstanding at beginning of the year	0
Granted	8,998,527	$0.36
Exercised (**)	(2,363,893)	$0.05
Forfeited	0
Outstanding at the end of the period	6,634,634

Options exercisable at the end of the period	5,991,103
Shares available for future grant	11,175,914
Weighted-average fair value of options granted during period at the shares' fair value

Stock Warrants
Outstanding at beginning of the year	2,258,589	-
Issued	7,434,204	$0.35
Exercised (**)	(1,110,000)	$0.08
Forfeited	0
Outstanding at the end of the period	8,582,793	$0.39

Warrants exercisable at the end of the period	8,582,793

*	Reflected at of the 9.25 share exchange ratio whereby one share of Future Now, Inc. converted in 9.25 shares of Future Now Group Inc.
**	Exercised prior to the share exchange of October 30, 2007.

NOTE 8. TAXES

The Company has made estimated adjustments to its income taxes based upon the losses or income for the period being measured. Reference should be made to other Audited Financial Statements of the Company for further information.

During the three months ended March 31, 2008, the Company’s net deferred asset increased by $100,000 due to increased net operating losses for the period.

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
(UNAUDITED)
AS OF MARCH 31, 2008
NOTE 9. SUBSEQUENT EVENTS

On May 5, 2008, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with one investor pursuant to which the Company sold 428,572 shares of common stock, $0.001 par value (the “Common Stock”), and warrants to purchase 75,000 shares of common stock (the “Warrants,” and together with the Common Stock, the “Securities”) to the Buyer for total proceeds of $150,000. The Warrants have an exercise price of $0.50 per share (the “Exercise Price”). The Warrants may be exercised at any time on or after the issuance date for a period of five (5) years. The Exercise Price may be adjusted upon stock dividends, stock splits, subsequent equity sales by the Company, pro rata distributions among the Company’s existing shareholders, the Company’s undertaking a fundamental transaction, or voluntarily at the discretion of the Company’s Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. We assume no obligation to update our forward-looking statements to reflect new information or developments or for any other reason, or reflect any events or circumstances after the date of this quarterly report or the date of any applicable amendment to this quarterly report. We urge readers to review carefully the risk factors described in our filings with the Securities and Exchange Commission. These documents can be read at www.sec.gov.

Our Business

From our inception on January 23, 2006 to June 30, 2007, we were engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registration statements covering our securities and planning Phase 1 of the exploration work on the Fir property. The Fir property is twenty-one cell mineral claims covering an area totaling 433.24 hectares located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometers south of Kamloops, B.C. On May 11, 2007, we announced that we had abandoned this property determining that the claim did not cover enough ground to host a viable exploration target. We then abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination. On October 30, 2007, we entered into a share exchange agreement with FNI, a privately held Delaware corporation, and the shareholders of FNI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock of FNI occurred on October 30, 2007.

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

In connection with the consummation of the share exchange, we changed the address of our principal executive offices, effective October 30, 2007, from 650 - 1500 West Georgia Street, Vancouver, BC V6G 2Z6 to the Galleria Building, 61 Unquowa Road, Fairfield, Connecticut 06824.

As of the closing date of the share exchange, we are engaged in the business of FNI, providing optimization services that help businesses improve their online marketing to generate more sales, leads and subscriptions.

We believe that we have sufficient cash to fund both our anticipated expenses relating to intellectual property and software development and the sales and marketing efforts contemplated in our business plan over the next twelve months.

Trends in our Business

Our business is growing rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased demand for our services. If our customer base continues to grow, we will be required to continue making upfront investments in implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Although revenues for the nine months ended March 31, 2008 increased by 21.1% from the same period in 2007, our gross margins decreased from 69.1% to 67.5%. The decrease was primarily due to increases in the cost of current labor and new hiring. We are seeking to achieve further economies of scale as we continue expanding our infrastructure, resulting in a reduction over time of labor costs as a percentage of total revenues, therefore an increase in our gross margin.

We have also experienced, and expect to continue to experience, rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 12 at December 31, 2006 to 24 at March 31, 2008. We expect operating expenses to continue increasing in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to future acquisitions.

During the quarter ended March 31, 2008, for the first time in our history, we began certain outbound sales and marketing efforts. Previously, during the development stage of our intellectual property, our growth simply resulted from our reputation in the marketplace as well as the demand for our service offering.

Going forward we intend to invest heavily in sales and marketing by increasing the number of sales personnel, the number of distribution channels, building further brand recognition through advertising, writing, speaking and other marketing initiatives. We expect that sales and marketing expenses will increase in both dollars as well as a percentage of overall operating expenses. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. Even though this reduces short-term operating margins as marketing efficiency improves, more revenues and higher margin should result.

We anticipate that research and development expenses will increase in dollars as we continue to enhance our existing services and products as well as expand our overall offerings.

We anticipate that general and administrative expenses will increase in dollars as we add personnel and incur additional expenses to support the expansion of our business and operate as a public company.

We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R required us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time.

Results of Operations

Summary of Key Results

Total revenues, including revenues from custom consulting, productized consulting, licensing and training and product and content sales for the unaudited nine months ended March 31, 2008 were $1,600,056, as compared to the revenues of $1,321,738 for the same period ending March 31, 2007, representing a 21.1% increase. Total revenues for the three months ended March 31, 2008 were $628,907, as compared to revenues of $522,873 for the same period ending March 31, 2007, representing a 20.3% increase.

Total operating expenses including sales and marketing expenses, stock based compensation, research and development and general and administrative expenses for the unaudited nine months ended March 31, 2008 were $2,402,912 as compared to $767,933 for the same period ending March 31, 2007. Total general and administrative expenses for the nine months ended March 31, 2008 were $1,444,346 as compared to total general and administrative expenses of $556,569 for the same period ended March 31, 2007.

Results of Operations for Unaudited Three Months Ended March 31, 2008 and March 31, 2007

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2008 was $628,907, as compared to revenue of $522,873 for the three months ended March 31, 2007, representing an increase of $106,034 or 20.3%. The increase in revenues was primarily attributable to increased custom consulting revenues offset by decreases in productized revenues. This decrease in productized consulting engagements is part of our ongoing strategy to provide higher volume, lower costs products in a packaged format, allowing for organizations to more easily see where our services fit within their budgetary controls, and their operational plans for marketing spend. This also affords us the ability to more easily scale these services, and project their impact on continually increasing revenue and should provide for more up sell opportunities thereby increase customer retention.

Cost of revenues for the three months ended March 31, 2008 was $171,031, as compared to cost of revenues of $168,536 for the three months ended March 31, 2007, representing an increase of $2,495, or 1.5%. Cost of revenues for the three months ended March 31, 2008 was 27.2% of total revenues compared with 32.2% of total revenues for the same period ended March 31, 2007. Gross margins for the three months ended March 31, 2008 was 72.8%, as compared to 67.8% for the three months ended March 31, 2007, representing an increase of 5.0%. The increase in our gross margins was primarily due to the higher margins obtained on the revenue/equity sharing agreement completed with a client and recognized in the quarter offset by increased salaries and hiring.

Operating Expenses

Total operating expenses for the three months ended March 31, 2008 were $830,829, as compared to total operating expenses of $315,269 for the same period ending March 31, 2007, representing an increase of $515,561 or 163.5%. Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses. The increase in the operating expenses during the three months ended March 31, 2008 was primarily due to increased salaries, new hires, consulting fees and legal and professional fees. We recorded $12,270 in stock-based compensation for the three months ended March 31, 2008 as compared to $0 for the same period ending March 31, 2007.

General and administrative expenses for the three months ended March 31, 2008 were $545,389, as compared to general and administrative expenses of $226,715 for the same period ending March 31, 2007, representing an increase of $318,674, or 140.6%. The increase of general and administrative expenses during the three months ended March 31, 2008 was mainly due to our hiring of two executives, a consultant and legal and professional fees. Marketing and sales expenses for the three months ended March 31, 2008 were $133,606, as compared to marketing and sales expenses for the three months ended March 31, 2007 of $5,629, representing an increase of $127,977, or 2,273.7%. Sales and marketing expenses as a percentage of revenue for the three months ended March 31, 2008 was 21.2% as compared to 1.1% for the same period ended March 31, 2007. The increase represented the planned expansion of marketing, sales and advertising campaign spend as well as new hires. Research and development expenses for the three months ended March 31, 2008 were $139,565, as compared to research and development expenses of $82,925 for the same period ended March 31, 2007, representing an increase of $56,640 or 68.3%. The increase was primarily due to additional outside vendor expenses related to software development. Research and development expenses as a percentage of total revenue for the three months ended March 31, 2008 was 22.2% as compared to 15.6% for the same period ended March 31, 2007, representing an increase of 6.6%. The increase was primarily due to added software development personnel and outside vendors.

Other Income and Expenses

During the three months ended March 31, 2008 we earned interest of $6,899, as compared to earning $532 of interest for the same period ended March 31, 2007.

In the three months ending March 31, 2008 we incurred expenses (net of books sales) of $0 for publishing and book promotion, as compared to expenses (net of books sales) of $1,580 for the same period ending March 31, 2007. In the three months ending March 31, 2008, we recorded $39,667 in penalties related to our pending registration statement. For every thirty days that the registration statement was not effective the Company incurred a $39,667 penalty. The registration statement was declared effective on April 29, 2008. As such, the Company will reflect one more penalty in April 2008.

For the three months ended March 31, 2008, we incurred interest expense of $71,829 as compared to $0 for the same period ended March 31, 2007. For the three month period ended March 31, 2008, we recorded $157,485 in debt discount amortization and $71,743 in deferred offering cost amortization as compared to $0 expense for the same period ending March 31, 2007.

Net Income (Loss)

Our net loss for the three months ended March 31, 2008 was $609,113 as compared to a net income of $30,599, for the same period ended March 31, 2007. Net loss as a percentage of total revenues was 96.9% for the three months ended March 31, 2008, as compared to income of 5.9% for the same period ended March 31, 2007. The increase in net loss during the quarter ended March 31, 2008 was primarily attributable to increased hiring and other operating costs and amortization expenses.

Results of Operations for the Unaudited Nine Months Ended March 31, 2008 and March 31, 2007

Revenues and Cost of Revenues

Total revenue for the nine months ended March 31, 2008 was $1,600,056, as compared to revenue of $1,321,738 for the same period ended March 31, 2007, representing an increase of $278,318 or 21.1%. The increase in revenues was primarily attributable to increased custom consulting revenues offset by decreases in productized revenues. This decrease in productized consulting engagements is part of our ongoing strategy to provide higher volume, lower costs products in a packaged format, allowing for organizations to more easily see where our services fit within their budgetary controls, and their operational plans for marketing spend. This also affords us the ability to more easily scale these services, and project their impact on continually increasing revenue and should provide for more up sell opportunities thereby increase customer retention.

Cost of revenues for the nine months ended March 31, 2008 was $520,345, as compared to cost of revenues of $408,525 for the same period ended March 31, 2007, representing an increase of $111,820, or 27.4%. Cost of revenues for the nine months ended March 31, 2008 was 32.5% of total revenues compared with 30.9% of total revenues for the same period ended March 31, 2007. Gross margins for the nine months ended March 31, 2008 was 67.5%, as compared to 69.1% for the same period ended March 31, 2007, representing a decrease of 1.60%. The decrease in our gross margins was primarily due to increased hiring offset by increased productized and custom consulting revenues.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2008 were $2,402,912, as compared to total operating expenses of $767,933 for the same period ending March 31, 2007, representing an increase of $1,634,978 or 212.9%. Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses. The increase of operating expenses during the nine months ended March 31, 2008 was primarily due to increased salaries, new hires, consulting fees and legal and professional fees and stock based compensation. We recorded $336,397 in stock-based compensation for the nine months ended March 31, 2008 as compared to $0 for the same period ending March 31, 2007.

General and administrative expenses for the nine months ended March 31, 2008 were $1,444,346, as compared to general and administrative expenses of $556,569 for the same period ending March 31, 2007, representing an increase of $887,777, or 159.5%. The increase of general and administrative expenses during the three months ended March 31, 2008 was mainly due to our hiring of two executives, a consultant and legal and professional fees. For the nine months ended March 31, 2008, we recorded $232,943 in sales and marketing expenses, as compared to $22,578 for the same period the year before, representing an increase of $210,364 or 931.7%. The increase represented the planned expansion of marketing, sales and advertising campaign spend as well as new hires. Sales and marketing expenses as a percentage of revenue for the nine-months ended March 31, 2008 was 14.6% as compared to 1.7% for the same period ended March 31, 2007. Research and development expenses for the nine months ended March 31, 2008 were $389,226, as compared to research and development expenses of $188,786 for the same period ended March 31, 2007, representing an increase of $200,440 or 106.2%. The increase was primarily due to additional outside vendor expenses related to software development. Research and development expenses as a percentage of total revenue for the nine months ended March 31, 2008 was 24.3% as compared to 14.9% for the same period ended March 31, 2007, representing a increase of 9.4%. The increase was primarily due to additional software development costs, personnel and outside vendors.

Other Income and Expenses

During the nine months ended March 31, 2008 we earned interest of $18,377, as compared to earning $2,264 of interest for the same period ended March 31, 2007.

In the nine months ending March 31, 2008 we incurred a net loss (net of sales) of $1,580 for publishing and book promotion, as compared to net income (net of promotional costs) of $160,054 for the same period ending March 31, 2007. The income in last year was related to the book sales associated with the publishing of the NY Times Best Selling book, authored by Jeffrey and Bryan Eisenberg called, “Waiting for Your Cat to Bark?” In the three months ending March 31, 2008, we recorded $39,667 in penalties related to our pending registration statement. For every thirty days that the registration statement is not effective, we incur a $39,667 penalty. The registration statement was declared effective on April 29, 2008. As such, we will reflect one more penalty in April 2008.

For the nine months ended March 31, 2008 we incurred interest expense of $182,219 as compared to $2,278 for the same period ended March 31, 2007. For the nine month period ended March 31, 2008 we recorded $258,575 in debt discount amortization and $150,397 in deferred offering cost amortization as compared to $0 expense for the same period ending March 31, 2007. For the nine months ended March 31, 2008 we recorded $35,326 in capital gains associated with an equity participation in a client’s equity transaction as compared to no activity for the same period ended March 31, 2007.

Net Income

Our net loss for the nine months ended March 31, 2008 was $1,670,820, as compared to net income of $188,216, for the same period ended March 31, 2007. Net loss as a percentage of total revenues was 104.4% for the nine months ended March 31, 2008, as compared net income of 14.2% for the same period ended March 31, 2007. The increase in net loss during the nine months ended March 31, 2008 was primarily attributable to increased hiring and other operating costs, stock based compensation, interest and amortization expenses.

Liquidity and Capital Resources

Cash Provided by Financing Activities

During the period between March 1, 2007 and August 15, 2007, we raised $675,000 through the issuance of 10.5% convertible promissory notes (the “Notes”) and stock purchase warrants (the “Warrants” and together with the Notes, the “Offering”) to 18 separate note holders (the “Note Holders”). Prior to the share exchange, one Note holder converted $200,000 in principal. As a result, as of December 31, 2007, the outstanding face value with respect to the Notes was $475,000. Prior to the closing of the share exchange, various Note Holders exercised an aggregate 120,000 Warrants whereby additional funds of $90,000 were contributed to Future Now, Inc. (“FNI”).

The Notes were issued as units. According to the original terms, each unit consisted of $50,000 promissory notes and warrants to purchase 16,000 pre-share exchange shares of our common stock at $0.75 per share (each, a “Warrant”). If the Note conversion option were elected, each unit would convert into a minimum of 15,385 pre share exchange shares of our common stock at $3.25 per share.

Immediately following the closing of the share exchange, we raised $2,000,000 through the issuance of 11% convertible notes (the “New Notes”) and stock purchase warrants (the “New Warrants”) (both collectively, the “New Financing”). To facilitate the New Financing transaction and the recapitalization of the Company due to the reverse acquisition, the early Note Holders agreed to certain amendments (the “Amendments”) to the terms of their Notes and Warrants. As consideration for the Amendments, the Note holders received additional warrant certificates equal to 100% of the current warrants presently in their possession priced at the same closing price of our common stock as of October 30, 2007, which was $0.35.

Prior to the reverse acquisition, our Chief Financial Officer and Chief Operating Officer exercised an aggregate of 255,556 stock options of FNI, in exchange for a $20,000 in cash and promissory notes of $95,000.

Cash Flow Used in Operating Activities

Operating activities used cash of $1,029,335 for the nine months ended March 31, 2008, as compared to $129,002 for the same period ending March 31, 2007. The increase in cash used for operating activities for the nine months ended March 31, 2008 was primarily a result of funding our net loss.

Cash Flow Used in Investing Activities

Investing activities used cash of $40,089 for the nine months ended March 31, 2008, as compared to $12,851 for the same period ended March 31, 2007. The increase in cash used was due to leasehold improvements to our new office space, the issuance of a revolving credit facility to a client and the related equity participation in a deal with a client.

Capital Expenditures

During the quarter ended December 31, 2007, we closed on a new lease for office space in Brooklyn, New York. Associated with this lease we paid a $36,000 security deposit. We moved our entire operations to the new facility at the end of January 2008. Through March 31, 2008, we spent $30,300 on a build out of the new space. A majority of the leasehold improvements have been completed. We do not expect to have any material capital expenditures in the future. We expect research and development expenses to increase in absolute dollars as we continue to enhance our existing product line expanded service offerings. We also expect our future research and development expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to acquisition. Capital expenditures related to computer hardware are limited because of the outsourcing options available to us.

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

Revenue Recognition

We derive our revenue from the sale of products and services that we classify into the following three categories: (1) professional services, including, custom & packaged consulting; (2) licensing, and (3) training and product sales. We have traditionally sold our services, products and licenses through customer referrals. We utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to customers.

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

This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. We believe that the accounting estimate related to an asset impairment is a “critical accounting estimate” because it is highly susceptible to change from period to period and requires management to make assumptions about future cash flows, and because the impact of recognizing an impairment could have a significant effect on operating results. Management’s assumptions about future cash flows require significant judgments because actual operating levels have fluctuated in the past and are expected to continue to do so in the future.

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

Debt Obligations with Warrants

Between the period of March 2007 and August 15, 2007, pursuant to an investment subscription agreement and closing documents (the “Offering”), we offered for sale three year 10.5% convertible promissory notes (the “Notes”), convertible into shares of our common stock. In the offering, we sold units consisting of $50,000 in Notes and seven-year warrants to purchase 16,000 shares of our common ctock, at an exercise price of $0.75 per share (the “Warrants’). We issued Notes with a face amount of $675,000 and 216,000 Warrants. Under a placement agent agreement related to the Offering, we also issued placement agent warrants (“Placement Warrants”) in the amount of 28,161.

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

In connection with the share exchange, we received additional funding of $2,000,000 through the issuance of two year 11% convertible notes (“New Notes”) and stock purchase warrants (“New Warrants”) (both collectively referred to herein as, the “New Financing”). Along with the $2,000,000 face value of the notes we issued warrants to purchase 5,714,286 shares of our common stock, with one-half exercisable at $0.35 per share, and the other half at $0.50 per share, and with an expiration date that is five years from the date of issuance. Under a placement agent agreement amendment related to the New Financing, we also issued five-year placement agent warrants (“New Placement Warrants”) to purchase 571,429 shares of our common stock, at an exercise price of $0.35.

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

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for us, due primarily to the significant judgment required when estimating the fair value of stock-based compensation awards, including the selection of a valuation method (e.g., Black-Scholes) and the underlying assumptions within such valuation (e.g. estimated lives and volatility).

On January 1, 2006 we adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003), based on the grant-date fair values and related service periods estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair values and related service periods estimated in accordance with the provisions of SFAS 123(R).

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act, is accumulated and communicated to management, including our president as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter-ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2008, the Board granted to 19 employees 187,000 stock options with an exercise price of $0.50 and which vest over four years in 25% installments.   The Board also granted to three advisors 60,000 stock options with an exercise price of $0.50 and which vest over one year.  We relied upon the exemption from registration provided by Section 4(2) of the Securities Act because such issuance did not involve a public offering.

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

FUTURE NOW GROUP INC.

Date: May 15, 2008	By: /s/ Jeffrey Eisenberg
Jeffrey Eisenberg
Chief Executive Officer and Director

Date: May 15, 2008	By: /s/ William Schloth
William Schloth Chief Financial and Accounting Officer and Director

EXHIBIT INDEX

Exhibit No .	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002