Form 10KSB
period 2008-06-30
Future Now Group Inc.
filed 2008-09-29
CIK 1370555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-136069

Future Now Group Inc.
(Name of small business issuer in its charter)

Nevada	20-4237445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Unquowa Rd ., Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 877-643-7244

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

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

The Issuer's revenues for the twelve months ended June 30, 2008 were $2,084,526.

The aggregate market value of the voting stock held by non-affiliates of the Issuer on September 26, 2008, was approximately $10,213,314. This calculation is based on the closing sale price of $0.13 as reported on the OTC Bulletin Board on September 26, 2008. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 26, 2008
Common Stock, $0.001 par value per share	78,563,952 shares

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes  ☐ ;  No  ☒

i

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to support and grow our business;

•	economic, competitive, business and other conditions in our local and regional markets;

•	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in our industry;

•	changes in our business and growth strategy, capital improvements or development plans;

•	the availability of additional capital to support development; and

•	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Corporate Information

Overview

From our inception on January 23, 2006 to June 30, 2007, we were engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registration statements covering our securities and planning phase 1 of the exploration work on a mining property known as the “Fir property.” The Fir property is twenty-one cell mineral claims covering an area totaling 433.24 hectares located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometers south of Kamloops, British Columbia. On May 11, 2007, we announced that we had abandoned this property determining that the claim did not cover enough ground to host a viable exploration target. We then abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

Share Exchange with Future Now, Inc.

On October 30, 2007, we entered into a share exchange agreement with Future Now, Inc., a privately held Delaware corporation, and the shareholders of Future Now, Inc. Future Now, Inc. is not a related entity and there were no material relationships between us and Future Now, Inc. prior to the share exchange. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding stock of Future Now, Inc. occurred on October 30, 2007. In accordance with the closing of the share exchange agreement, we issued 50,394,191 of our common shares to the shareholders of Future Now, Inc. in exchange for the acquisition, by us, of all of the issued and outstanding common shares of Future Now, Inc. on the basis of nine and one-quarter (9.25) shares of our common stock for one share of Future Now, Inc.’s common stock.

We had 71,242,191 shares of common stock issued and outstanding as of October 30, 2007, as a result of the issuance of 50,394,191 shares of common stock in connection with the closing of the share exchange and the concurrent cancellation of 32,000,000 shares of common stock owned by our former directors. As of the closing date, the former shareholders of Future Now, Inc. held approximately 70.74% of the issued and outstanding shares of our common stock. The issuance of the 50,394,191 shares of common stock to the former shareholders of Future Now, Inc. was deemed to be a reverse acquisition for accounting purposes. Accordingly, Future Now, Inc. the accounting acquirer entity, is regarded as the predecessor entity as of October 30, 2007. As a result of the exchange of the Future Now, Inc. common stock for our common stock, Future Now, Inc. became our wholly owned subsidiary. We will continue to file annual and quarterly reports based upon our fiscal year end of June 30.

In connection with the consummation of the share exchange, we changed the address of our principal executive offices effective October 30, 2007 from 650 - 1500 West Georgia Street, Vancouver, BC V6G 2Z6 to the Galleria Building, 61 Unquowa Road, Fairfield, Connecticut 06824.

Overview of Business

Through our wholly-owned subsidiaries, we provide online marketing optimization services and software solutions utilizing a proprietary methodology and supporting set of software tools that help businesses improve their online marketing to generate more sales, leads, and subscriptions. Our proprietary Persuasion Architecture® framework delivers clients “blueprints” to plan, measure and improve their online sales and marketing initiatives. Management believes that our methodology and software tool set represents a truly accountable solution to three multi-billion dollar problems;

1.	Low customer conversion rates;[1]

2.	High costs of customer acquisition;[2]and

3.	Poor customer retention rates.[3]

1  State of Retailing Online 2007, conducted by Forrester Research for the Shop.org arm of the National Retail Federation reports average conversion rates of 3.1%. comScore, Inc. reports 2007 online commerce spending at $188B. For every additional 1 percentage point retailers add to their overall conversion rate, they stand to collectively add over $60B in revenue.
2  Internet Advertising Bureau reports, in a study conducted by PricewaterhouseCoopers LLP, that 2007 online ad revenues will top $20B. Record revenues confirmed through the first 3 quarters of 2007 total $15.2B. Online customer acquisition costs are directly attributable to the cost of the media required to deliver traffic.
3  Poor customer retention rates are most often measured by subscription businesses in terms of their churn rate. One example company, Netflix, the leader in their space reported a year end (6/30/07) churn of 63.4% of their customer base. Netflix also reported total revenue of $1.25B. To this one company alone, their problem with poor customer retention has an opportunity cost of over $2B.

Our business model is one of delivering software as a service complemented with certain professional services and licensing options.

Alkemi International Pty Ltd. Investment and Limited Term Licensing Agreement

On June 13, 2007, we entered into a licensing agreement, a shareholders agreement and a call option deed (collectively, the “AIPL Agreements”) with Alkemi International Pty Ltd (“AIPL”). Under the AIPL Agreements, AIPL received a limited term exclusive licensing agreement for 17 months to resell and deliver our intellectual property in Australia and New Zealand and we would have a right to convert any monies owed pursuant to the AIPL Agreements from AIPL to an ownership position in AIPL. On July 23, 2007, we delivered to AIPL notice to issue shares that totaled the outstanding balance due from AIPL as of June 13, 2007, which, at the time, was approximately $84,000. A valuation opinion was obtained whereby the value of AIPL was set at $959,300 AUD (or US $808,724) and as such we received an amount equal to $97,268 AUD or 159,897 shares of AIPL. We will continue to accrue monies owed from AIPL until a total of US$62,629 is due from AIPL. At such time the amount will automatically be converted into additional shares of AIPL and the total ownership percentage at that time of AIPL by us will equal 15%. Payments to us will then commence based upon the licensing agreement.

Share Exchange with Elemental Business, Inc.

On May 28, 2008, we completed a share exchange with Elemental Business, Inc. (“EBI”) whereby we purchased all the outstanding common stock of EBI in exchange for the issuance of 3,700,000 shares of its Common Stock. EBI became our wholly owned subsidiary. EBI is in the business of online marketing optimization using its proprietary technology. The technology was actually built around the concepts of the Persuasion Architecture® technology. Management believes that this acquisition will accelerate our time to market whereby we can touch all small businesses through a lower-priced subscription-based software product.

Industry Background

The Internet has emerged as a powerful marketing medium that allows millions of consumers and marketers to conduct business and interact with each other in unprecedented ways. The Internet is particularly well suited to direct marketers because of its ability to access both broad audiences, as well as precisely defined groups. As a result, the Internet provides marketers with opportunities to identify and attract customers, as well as target specific types of users and collect data on their preferences. At the same time, we believe the Internet appeals to consumers because it offers more individual control over marketing messages. The growth of the Internet has encouraged companies to spend more of their marketing budgets on Internet marketing. We believe there is a need for a marketing infrastructure that could satisfy the objectives of both marketers and consumers, which would enable businesses to acquire and retain customers, yet operate from a consumer-centric approach that would provide relevant information and meaningful value to the individual user.

Products

We derive our revenue from the sale of products and services classified into the following categories: (a) professional services, including custom and packaged consulting; (b) software subscription licensing; (c) content and training; and (d) product sales.

Custom and Productized Consulting Services

These services come in three primary service lines: (a) Conversion Optimization; (b) Persuasion Scenario Analysis; and (c) Marketing Planning & Optimization with Persuasion Architecture™. All of these services are specific to the “flavor” of a site (for example, business-to-business, business-to-consumer, self-service or media). The services include three “sizes” per service line, which provides simplicity and scalability. The price for these services ranges from $2,500 to $500,000. The delivery time frame ranges from less than three months to beyond a full year.

Methodology Software Subscription and Licensing

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

Persuasion Architecture® is a framework, methodology and software tool set we developed to plan, build and optimize persuasive systems on-line and off-line, irrespective of channel. The unique benefit of Persuasion Architecture™ is that it allows our clients to scientifically plan marketing scenarios from a customer-centric perspective and optimize them. Persuasion Architecture™ guides clients to document every assumption based on their customers’ personal motivations. It then asks the Persuasion Architect™ to predict the scenarios that those customers will navigate. On-line, Persuasion Architecture™ uses its web analytics scenario language (PAXML - Persuasion Architecture XML) to measure scenarios and optimize against those predictions. This scenario optimization process is a six sigma process that allows the Persuasion Architect to understand whether it is the execution or the plan that needs correction.

Content and Training

We continue to develop content and training programs from our thought leadership and market awareness. Our principals and key employees have published many books and white papers on topics pertaining to their respective areas of expertise. We offer various training programs that cater to both business-to-business and business-to-consumer operations. These workshops and seminars include: Persuasive Online Copywriting, Call to Action: Design with Your Audience in Mind and Wizards of Web, online strategy for increased ROI. Trainings are generally held at rented room locations within conference resort or standard hotel operations.

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

Trademarks

We have the following registered trademark: Persuasion Architecture®.

Domain Names

We own and operate the following registered Internet domain names: futurenowinc.com, grokdotcom.com, futurenowgroup.com and persuasionarchitectureinc.com. The information contained on our websites does not form part of this report.

Research and Software Development

We currently have dedicated research and software development costs. We anticipate continued expenditures for such costs however over time the absolute dollar amount will decline as a percentage of our gross revenue.

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

Major Customers

Periodically we end up with a large custom consulting project. For the year ended June 30, 2008, one customer represented 11% of our gross revenue. Our customers include marketing executives, their staffs, as well as corporate management and technology executives. The typical customer is a company that generates between $1 million and $50 million in revenue online, although we also have customers with significantly higher revenues.

Marketing

Prior to the second quarter of our current fiscal year, we had not done any outbound marketing or other advertising campaigns. Our revenues were solely due to referrals, our reputation in the market and the increasing demand for our services. In the future we plan to invest heavily in our marketing and advertising expense both in absolute dollars and as an increasing percentage of our operating expenses. Among other initiatives, our planned marketing efforts will involve: hiring new direct sales personnel, affiliated marketing arrangements, online advertising, and telemarketing.

Our clients are generally familiar with our methodology and employees from the numerous books written by our principals, Jeffrey and Bryan Eisenberg, our industry publication GrokDotCom, as well as our frequent appearances at industry conferences and events.

Government Regulation

Our products or services are not regulated by the government in any of our markets and we do not need to obtain permits specific to our industry in order for us to operate or to sell our products and services. Additionally, we are not subject to any legislation specific to our industry, products and services.

Employees

As of September 25, 2008, we employed approximately 20 people; of this number, 18 individuals are full-time employees and the remainder are part-time employees and contractors/consultants.

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

We are not a party to any pending legal proceedings.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

FINRA
OTC Bulletin Board

Quarter Ended	High	Low
September 30, 2007	$0.61	$0.15
December 31, 2007	$1.01	$0.15
March 31, 2008	$0.50	$0.26
June 30, 2008	$0.40	$0.17

Quarter Ended	High	Low
September 30, 2006	$-	$-
December 31, 2006	$-	$-
March 31, 2007	$-	$-
June 30, 2007	$0.15	$0.15

On September 26, 2008 the last trade for our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.13 per share.

Holders

As of September 25, 2008 there were 89 holders of record of our common stock who held an aggregate of 78,563,952 common shares.

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

Equity Compensation Plans

Under our 2007 Stock Option Plan (the “Plan”) 10,613,136 stock options were issued to the grantees (the “Grantees”), 2,363,893 of which had been exercised (“Option Exercises”) and 2,000 have expired. As part of the Option Exercises we received promissory notes from William E. Schloth and Howard Kaplan totaling $95,000.

Up to 8,252,852 shares of our common stock is available, as of September 26, 2008, for future issuance under the Plan. The maximum aggregate number of shares of our common stock that may be issued pursuant to the Plan is limited to 25% of the shares of common stock outstanding, which calculation is made on the first trading day of a new fiscal year; provided that, in any year no more than 8% of our common stock or derivative securitization with our common stock underlying 8% of the common stock may be issued in any fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	20,047,000	$0.37	N/A
Total	20,047,000	$0.37

Recent Sales of Unregistered Securities

On April 30 2008, as part of the conversion of a note holder’s $25,000 promissory note and accrued interest, we issued 93,189 restricted shares of common stock.

On May 5, 2008 we issued 428,572 restricted shares of common stock to one investor as part of the investment of $150,000 into the Company. In connection with this investment we also issued 214,286 stock purchase warrants expiring five years from the date of issue and exercisable at $0.50 per share.

On June 8, 2008, as part of a four-month executive sales and marketing consulting agreement, we issued 250,000 common stock purchase warrants to a consultant. The stock purchase warrants expire five years from the date of issue and are exercisable at $0.35 per share.

We issued the foregoing securities in reliance upon Regulation D and/or Section 4(2) of the Securities Act of 1933 to “accredited investors” (as that term is defined in Regulation D under the Securities Act of 1933).

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

Basis of Presentation of Financial Information

On October 30, 2007, we completed a share exchange with Future Now, Inc. and the former stockholders of Future Now, Inc. As a result of the share exchange, we abandoned our previous business and commenced the business of online marketing optimization and related software development. Because we are the successor business to Future Now, Inc. and because the operations and assets of Future Now, Inc. represent our entire business and operations from the closing date of the share exchange agreement, our management’s discussion and analysis and audited and unaudited financial statements are based on the consolidated financial results of Future Now, Inc. and its wholly owned subsidiary, Intellectual Property Licensing Group, Inc., for the relevant periods. Future Now, Inc. used to report on a calendar year basis. Commencing on the date of the share exchange, Future Now, Inc. has been reporting on a quarterly and year-end basis along with our year-end June 30.

Trends in Our Business and Results of Operations

The business we operate in is expanding rapidly. This expansion has been driven primarily by the increasing demand for our online business and marketing optimization services. During the past year whereby we were primarily focused on moving our software product offering to market we also saw a slight increase in our gross revenues. As we continue to move towards our software as a service business model and our customer base grows, we plan to make investments in further software development and in-house personnel necessary to support this growth. The rate at which we add new customers, along with how effectively and efficiently, will affect the level of the investments. Our revenue growth will depend on our ability to attract customers, to retain our customers over time and to sell additional service offering to our customer base. In addition to these factors that will impact our revenue growth, our profitability will also be affected by our ability to realize economies of scale as our business grows.

Our operating expenses are also increasing as we make further investments to support the anticipated growth of our customer base and continued intellectual property development. Our full-time employee headcount increased from 10 at June 30, 2006 to 20 at June 30, 2008. We expect operating expenses to continue increasing in total dollars, but to decline over time as a percentage of total revenues. We also expect our future operating expenses to increase in dollars due to the incremental salaries, benefits and expenses related to planned hiring plus operating expenses related to our strategic acquisition efforts.

During this past quarter, for the first time in our history we began certain out bound sales and marketing efforts. Prior to this, during the development stage of our intellectual property, our growth simply resulted from our reputation in the market place as well as the demand for our service offering. Going forward we plan to invest heavily in sales and marketing by increasing the number of sales personnel, the number of distribution channels, building further brand recognition through advertising, writing, speaking and other marketing initiatives. We expect that sales and marketing expenses will increase in both dollars as well as a percentage of overall operating expenses. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. Even thought this reduces short-term operating margins as marketing efficiency improves, more revenues and higher margins should result.

We anticipate that research and development expenses will increase in dollars as we continue to enhance our existing services and products as well as expand our overall offerings.

We anticipate that general and administrative expenses will increase in dollars as we add personnel and incur additional expenses to support the expansion of our business and operate as a public company.

We anticipate that stock-based compensation expenses will increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R requires us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time.

Acquisition

On May 28, 2008 we acquired all the outstanding voting common stock of Elemental Business, Inc (“EBI”). EBI is in the business of online marketing optimization utilizing its proprietary technology. We purchased EBI primarily to accelerate our software as a service deployment timeline and enhance our product offering by adding a subscription based model. The EBI acquisition also provided additional revenue and sales and account management personnel.

Summary of Key Results

Total revenues, including revenues from custom consulting, productized consulting, licensing and training and product and content sales for the audited year ended June 30, 2008 were $2,084,526 as compared to the revenues of $2,030,711 for the same period ending June 30, 2007.

Total cost of revenues for the audited year ended June 30, 2008 were $638,697 as compared to $558,916 for the same period ended June 30, 2007. Total operating expenses including sales and marketing expenses, stock based compensation and general and administrative expenses for the audited year ended June 30, 2008 were $3,434,113, as compared to $1,396,883 for the same period ending June 30, 2007.

Results of Operations

Twelve Months Ended June 30, 2008 compared to the Twelve Months Ended June 30, 2007

Revenues and Cost of Revenues

Total revenue for the year ending June 30, 2008 was $2,084,526, as compared to revenue of $2,030,711 for the same period ending June 30, 2007, representing an increase of $53,815 or 2.7%. The increase in revenues was primarily attributable to increased custom and productized consulting revenues.

Cost of revenues for the year ending June 30, 2008 were $638,697, as compared to cost of revenues of $558,916 for the same period ending June 30, 2007, representing an increase of $79,781, or 14.3%. Cost of revenues as a percent of total revenues for the year ending June 30, 2008 was 30.6%, compared with 27.5% for the same period ending June 30, 2007. Gross margins for the year ending June 30, 2008 were 69.4%, as compared to 72.5% for the same period ending June 30, 2007, representing a decrease of 4.3%. The decrease in our gross margins was primarily due to increase hiring and training of our consultants as well as revisions to our product offerings.

Operating Expenses

Total operating expenses for the year ending June 30, 2008 were $3,434,113, as compared to total operating expenses of $1,396,883 for the same period ending June 30, 2008, representing an increase of $2,037,230 or 145.8%. Our total operating expenses were comprised of increased hiring, sales and marketing expenses and increased software development expenditures. Stock based compensation of $369,201 was also recorded for the year ended June 30, 2008 versus $0 for the same period the prior year.

General and administrative expenses for the year ended June 30, 2008 were $2,188,440, as compared to general and administrative expenses of $1,033,984 for the same period ending June 30, 2007, representing an increase of $1,154,456 or 111.7%. The increase of general and administrative expenses during the year ending June 30, 2008 was mainly due to increased hiring of personnel, increased compensation for management, increased travel and entertainment and legal and professional fees.

Other Income and Expenses

During the year ending June 30, 2008 we earned interest of $19,500 compared to $4,308 of earned interest in the same period ending June 30, 2007. Interest expense for the year ending June 30, 2008 was $709,883 versus $18,112 for the same period ending June 30, 2007. Included in interest expense we also have recorded $420,622 and $5,132 for the amortization of debt discount for the year ended June 30, 2008 and 2007, respectively. We also recorded amortization of deferred offering costs for the year ended June 30, 2008 of $184,690 versus $4,295 for the same period ended June 30, 2007.

For the year ending June 30, 2008 we incurred expenses (net of book sales) of $1,580 for publishing and book promotion, as compared to expenses (net of book sales) of ($157,171) for the same period ending June 30, 2008. The publishing and book promotions related to the book written by the founders of FNI, Jeffrey and Bryan Eisenberg, released in 2006 under the title, “Waiting for Your Cat to Bark?”

Net Income

Our net loss for the year ending June 30, 2008 was $1,904,673, as compared to a net income of $91,089 for the same period ending June 30, 2007, representing an increase of $1,995,762. Net loss as a percentage of total revenues was 91.6% for the year ending June 30, 2008, as compared to net income of 4.5% for the same period ending June 30, 2007. The increase in net loss during the year ending June 30, 2008 was primarily attributable to increased hiring, marketing and sales expenses and research and software development as well as interest and amortization expenses.

Liquidity and Capital Resources

Cash Provided by Financing Activities

During the period between March 1 and August 15, 2007, we raised $675,000 through the issuance of 10.5% convertible promissory notes and stock purchase warrants to 18 separate note holders. Prior to the share exchange, one note holder converted $200,000 in principal. As a result, as of December 31, 2007, the outstanding face value with respect to the notes was $475,000. Prior to the closing of the share exchange, various note holders exercised an aggregate 1,110,000 warrants contributing $90,000 of additional funds to us.

The notes were issued as units. According to the original terms, each unit consisted of $50,000 promissory notes and warrants to purchase 148,000 pre-share exchange shares of our common stock at $0.08 per share. If the note conversion option was elected, each unit would convert into a minimum of 142,311 pre share exchange shares of our common stock at $0.35 per share.

Immediately following the closing of the share exchange, we raised $2,000,000 through the issuance of 11% convertible notes (the “New Notes”) and stock purchase warrants (the “New Warrants,” and together with the New Notes the “New Financing”). To facilitate the New Financing transaction and our recapitalization due to the share exchange, the early note holders agreed to certain amendments to the terms of their notes and warrants. As consideration for the amendments, the note holders received additional warrant certificates equal to 100% of the current warrants presently in their possession priced at the closing price of our common stock as of October 30, 2007, which was $0.35.

During September 2007, the Chief Operating Officer and Chief Financial Officer exercised 255,556 stock options and received, on a post Share Exchange basis 2,363.893 shares of restricted common stock. We received $115,000 from the exercise of the options. In connection with the exercise, we issued $95,000 in promissory notes, $25,000 to the Chief Operating Officer and $70,000 to the Chief Financial Officer.

On October 6, 2007, one of the 10.5% convertible note holders converted the remaining principal and interest into restricted common stock of the Company. The principal balance converted was $200,000. In connection with this transaction the note holder received 569,236 shares of common stock. On April 30, 2008, one of the 10.5% convertible note holders converted the remaining principal and interest of $26,093 into 93,189 shares of common stock.

Cash Flow Used in Operating Activities

Operating activities used cash of $2,166,365 for the year ended June 30, 2008, as compared to cash used of $221,318 for the same period ending June 30, 2007. The increase in cash used for operating activities for the year ending June 30, 2008 was primarily a result of increased selling, operating losses as well as increases in prepaid expenses and deferred offering costs.

Cash Flow Used in Investing Activities

Investing activities used cash of $55,209 for the year ending June 30, 2008, as compared to cash used of $7,800 used for the year ending June 30, 2007. The cash used as of June 30, 2008 represented the leasehold improvements done on the Company’s offices at 55 Washington Street and certain computer and other office related equipment.

Capital Expenditures

Other than the $48,685 we spent on leasehold improvements related to our new office space in Brooklyn NY, we had no material capital expenditures during the year ended June 30, 2008.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon Future Now Group Inc.’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

We derive our revenue from the sale of products and services that we classify into the following three categories: (1) professional services; including, custom and packaged consulting; (2) licensing; and (3) training and product sales. We have traditionally sold our services, products and licenses through customer referrals. We utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to customers.

We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 — Revenue Recognition. For arrangements outside the scope of SOP 97-2, the we evaluate if multiple elements can be accounted for separately in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Professional service revenues - Custom and Packaged Consulting Revenues

Because we provide our applications as services, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Statement of Position (“SOP”) 97-2, Software Revenue Recognition. We recognize revenue when all of the following conditions are met:

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

Long-Lived Assets - Including Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from two to eight years. In accordance with SFAS 144, the Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.

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

Intangible assets and related amortization associated with certain financings done by us are reported in deferred offering costs within the financial statements and are being amortized over the related life of the financial instrument. We also are carrying an investment in an unconsolidated subsidiary at costs as a separate line in the financial statements. We have reviewed the most current financial information related to the investment as well as projected financial results and have determined that no impairment exists relating to the investment as of December 31, 2007. We are carrying this investment, at cost, in the amount of $82,000.

Debt Obligations with Warrants

Between the period of March 2007 and August 15, 2007, pursuant to an investment subscription agreement and closing documents (the “Offering”), we offered for sale three year 10.5% convertible promissory notes (the “Notes”), convertible into shares of our common stock. In the Offering we sold units consisting of $50,000 in Notes and seven-year warrants to purchase 148,000 shares of our Common Stock, at an exercise price of $0.75 per share (the “Warrants”). We issued Notes with a face amount of $675,000 and 1,998,000 Warrants. Under a placement agent agreement related to the Offering, we also issued placement agent warrants (“Placement Warrants”) in the amount of 260,489,161.

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

In accordance with GAAP, we estimated the fair value of the New Notes, New Warrants and New Placement Warrants. The initial fair value of the New Notes reflected a fair value adjustment to the New Notes for the estimated fair value of the New Warrants issued in connection with this debt. The estimated fair value of the New Warrants at the date of issuance, using the Black-Scholes valuation method, was $1,213,086 and has been recorded as a debt discount against the face value of the $2,000,000 New Notes. This discount is being amortized as interest expense over the three-year term of the Notes. The initial fair value of the New Placement Warrants that the Company is obligated to issued, using the Black Scholes valuation method, was $308,315, and has been recorded as deferred offering costs on the financial statements. The amount is being amortized over the two-year term of the New Notes.

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

Income Taxes

We make estimates to determine our current provision for income taxes, as well as deferred tax assets and liabilities, income taxes payable and any valuation allowances. Our estimates related to our current provision for income taxes are based on current tax laws. Changes in tax laws or our interpretation of tax laws could impact the amounts provided for income taxes in our financial statements. We assess the likelihood that we will be able to recover our deferred tax assets. Realization of our deferred tax assets is dependent upon future taxable income as well as our use of prudent and feasible tax planning strategies. Our estimates regarding future profitability may change due to future market and industry conditions, changes in tax laws and other factors. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, changes in tax laws, ongoing prudent and feasible profits and our stock price. To the extent we believe it is more likely than not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. To the extent we establish or change a valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in the consolidated statement of operations.

ITEM 7.  FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2008 and 2007	F–2

Consolidated Statements of Operations for the years ended June 30, 2008 and 2007	F–3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended June 30, 2008 and 2007	F–4

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007	F–5

Notes to Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Future Now Group Inc.,

We have audited the accompanying balance sheets of Future Now Group Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2008. Future Now Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Now Group Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, NJ
September 25, 2008

Future Now Group Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 and 2007

	6/30/08	6/30/07
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$228,467	$640,041
Investment in available for sale marketable securities	60,266	-
Accounts receivable, net	289,299	322,441
Note receivable	53,115	-
Prepaid interest	219,996	-
Prepaid and other current assets	30,007	-
Income tax receivable	-	7,481
TOTAL CURRENT ASSETS	881,150	969,963

Fixed assets, net	44,706	5,300
Investment in unconsolidated subsidiary, at cost	82,000	82,000
Deferred offering costs, net	250,342	73,013
Deferred tax asset	1,037,985	17,501
Intangible asset, net	398,611	-
Goodwill	185,717	-
Security deposits an other assets	41,603	2,730
Prepaid interest	73,340	-
TOTAL ASSETS	$2,995,454	$1,150,507

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$384,820	$212,186
Deferred revenue	116,723	27,600
Income tax payable	1,350	-
Current portion of long-term debt	1,300,000	-
TOTAL CURRENT LIABILITIES	1,802,893	239,786

Deferred licensing fees	-	33,334
Convertible debentures, net of discount	262,319	537,758
TOTAL LIABILITIES	2,065,212	810,878

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Subscription receivable	(95,000)	(800)
Common stock, $.001 par value, 900,000,000 shares authorized, 75,463,952 and 44,400,000 shares issued and outstanding, as of June 30, 2008 and 2007, respectively	75,464	44,400
Additional paid-in capital	2,933,258	285,099
Retained earnings	(1,893,743)	10,930
Accumulated other comprehensive loss	(89,737)	-
TOTAL STOCKHOLDERS' EQUITY	930,242	339,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,995,454	$1,150,507

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now Group Inc. and Subsidiaries
Consolidated Statements of Operations
for the Years Ended June 30, 2008 and 2007

	Twelve Months Ended June 30, 2008	Twelve Months Ended June 30, 2007

Revenues:
Custom Consulting	$1,222,363	$745,862
Productized consulting	569,235	928,021
Licensing and training	292,928	241,128
Product and content sales	0	115,700
Total Revenues	2,084,526	2,030,711

Cost of Revenues	638,697	558,916
Gross Profit	1,445,830	1,471,795

Operating expenses:
Marketing and sales	360,112	58,038
Research and development	516,360	304,861
Stock based compensation	369,201	-
General and administrative	2,188,440	1,033,984

Total operating expenses	3,434,113	1,396,883

Net operating income (loss)	(1,988,283)	74,912

Other (income) expenses
Interest expense	690,383	13,804
Amortization of deferred financing costs and intangibles	196,079	4,295
Other expense	82,809	3,471
Realized capital gains	(35,326)	-
Publishing and book promotion(net of sales)	1,580	(157,172)
Total other expenses (income)	935,525	(135,602)

Income (loss) before taxes	(2,923,808)	210,514
Income tax provision (benefit)	(1,019,135)	119,425

Net income (loss) applicable to common shareholders	$(1,904,673)	$91,089

Comprehensive loss:
Unrealized loss on available for sale marketable securities	(89,737)	-

Total comprehensive income (loss)	$(1,994,410)	$91,089

Net (loss) income per share - basic and diluted	(0.03)	0.00

Weighted number of shares outstanding
Basic	62,759,669	40,720,330
diluted	-	-

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now Group Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the Years Ended June 30, 2008 and 2007

	Preferred Stock		Common		Paid-In	Accum Comp	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Loss (Inc)	Rec'b	Earnings (Deficit)	Equity (Deficit)

Balance June 30, 2006	-	$-	37,000,000	$37,000	$(39,601)	$-	$(1,360)	$(80,159)	$(84,120)

Share Exchange	-	-	7,400,000	7,400	218,114		560		226,074
Issuance of placement agent warrants					14,212				14,212
Warrants issued for debt discount in convertible debt offering					92,374				92,374
Net loss for Period								91,089	91,089

Balance, June 30, 2007	-	$-	44,400,000	$44,400	$285,099	$-	$(800)	$10,930	$339,629

Issuance of stock options	-	-			361,865				361,865
Issuance of additional placement agent warrants	-	-			1,137				1,137
Issuance of warrants with convertible debt	-	-			912,259				912,259
Conversion of convertible note	-	-	675,939	676	225,418				226,094
Exercise of warrants	-	-	1,110,000	1,110	88,890				90,000
Exercise of stock options	-	-	2,363,893	2,364	112,635		(95,000)		19,999
Issuance of additional warrants bridge notes					209,662				209,662
Recapitalization due to reverse merger	-	-	22,785,548	22,785	(23,585)		800	-	(0)
Issuance of stock for share purchase			428,572	429	149,571				150,000
Elemental business acquisition			3,700,000	3,700	588,300				592,000
Issuance of warrants for services					22,007				22,007
Change in fair value of marketable securities	-	-	-	-	-	(89,737)			(89,737)
Net loss for period	-	-						(1,904,673)	(1,904,673)

Balance June 30, 2008	0	$-	75,463,952	$75,464	$2,933,258	$(89,737)	$(95,000)	$(1,893,743)	$930,242

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the Years ended June 30, 2008 and 2007

	Year Ended June 30, 2008	Year Ended June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,904,673)	$91,089
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in deferred tax asset	(1,020,484)	240,031
Realized gain on sales of investment	(35,326)	-
Provision for doubtful accounts	54,500	20,000
Stock based compensation	369,201	-
Depreciation	10,894	2,500
Minority interest in subsidiaries	-	(219,919)
Amortization of prepaid interest	146,667	-
Amortization of debt discount	420,622	5,132
Amortization of intangibles	11,389	-
Amortization of deferred offering costs	184,691	4,295

Change in operating assets and liabilities:
Accounts receivable	(67,352)	(108,839)
Prepaid and other current assets	(331,340)	0
Deferred offering costs	(180,667)	(73,013)
Income tax receivables/payable	8,831	(21,125)
Accounts payable and accrued expenses	149,765	(158,878)
Deferred licensing fees	(33,334)	(10,714)
Deferred revenue	89,123	2,766
Security deposit	(38,872)	5,357
Net cash provided by (used in) operating activities	$(2,166,365)	$(221,318)

CASH FLOW FROM INVESTING ACTIVITIES:
Issuance of revolving credit facility	(45,115)	-
Proceeds from sale of investment	35,326	-
Cash acquired in EBI transaction	4,880	-
Equipment purchases and leasehold improvements	(50,300)	(7,800)
Net cash provided by (used in) investing activities	$(55,209)	$(7,800)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividend payment	-	(1,705)
Proceeds from stock option exercises	20,000	-
Proceeds from sale of common stock	150,000	-
Proceeds from warrant exercises	90,000	-
Proceeds from issuance of convertible debentures	1,550,000	625,000
Net cash provided by (used in) financing activities	$1,810,000	$623,295

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(411,574)	394,177

CASH AND CASH EQUIVALENTS at beginning of period	640,041	245,864
CASH AND CASH EQUIVALENTS at end of period	$288,467	$640,041

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$47,242	-
Income Taxes	$1,250	$15,400

Supplemental schedule of non-cash investing and financing activities
Deferred offering warrant costs	$172,341	-
Debt discount on convertible notes	$611,971	-
Conversion of convertible debt	$225,000	-
Promissory notes issued for option purchases	$95,000	-
Prepaid interest and deferred offering withheld from gross proceeds from the issuance of convertible debentures	$550,000	-
Receipt of Marketable Securities for Engagement Terms	$150,000	-
Acquisition of Elemental Business, Inc.	$592,000	-
Conversion of accounts receivable into equity		$82,000

See Accompanying Notes to Audited Consolidated Financial Statements

FUTURE NOW GROUP, INC. and SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

Note 1. The Company and Nature of Business

Future Now Group, Inc. (the “Company”) through its wholly-owned subsidiaries, Future Now, Inc (“FNI”), Intellectual Property Licensing Group, Inc,(“IPLG”), and Elemental Business, Inc (“EBI”), provides online marketing optimization services and software solutions utilizing a proprietary methodology and supporting set of software tools that help businesses improve their online marketing to generate more sales, leads, and subscriptions. The Company’s proprietary Persuasion Architecture® framework delivers clients “blueprints” to plan, measure and improve their online sales and marketing initiatives.

Through a rights contribution, technical cooperation and non-compete agreement (the “Rights Agreement”) dated as of October 3, 2003, the Company contributed its MAP Tools to its then majority owned subsidiary, IPLG (formerly, Persuasion Architecture, Inc.) in return for 3,250,000 shares of IPLG. Through the Rights Agreement, the Company assigned and transferred to IPLG all right, title and interest in any patent rights. Technology, improvement patent and all intellectual property rights related to MAP Tools (all collectively, “Intellectual Property”). The Company intends to maintain all its Intellectual Property in IPLG and licensing and perform training through IPLG.

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

On October 30, 2007, the Company entered into a share exchange agreement with FNI, which included FNI’s wholly owned subsidiary IPLG and the shareholders of FNI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding shares of common stock of FNI occurred on October 30, 2007. In accordance with the closing of the share exchange, the Company issued 50,394,191 shares of its common stock to the shareholders of FNI, in exchange for all of the issued and outstanding shares of common stock of FNI, on the basis of one share of the Company’s common stock for one share of common stock of FNI.

The consolidated statement of changes in stockholders equity (deficit) have been revised to show the effect on the outstanding shares resulting from the reverse merger which occurred on October 30, 2007. The effect on the outstanding shares is based on the 9.25 common shares of the Company for every one share of FNI common stock. In addition, where required all share amounts have been revised to reflect the 9.25 common shares of the Company for every one share of FNI common stock.

The Company had 71,242,191 shares of common stock issued and outstanding as of October 30, 2007 as a result of the issuance of 50,394,191 shares of common stock in connection with the closing of the share exchange and the concurrent cancellation of 32,000,000 shares of common stock owned by former directors of the Company. As of the closing date of the share exchange, the former shareholders of FNI. held approximately 70.74% of the Company’s issued and outstanding shares of common stock. The issuance of the 50,394,191 shares of common stock to the former shareholders of FNI. was deemed to be a reverse acquisition for accounting purposes. Accordingly, FNI, the accounting acquirer entity, is regarded as the Company’s predecessor entity as of October 30, 2007. As a result of the exchange of the FNI. stock in exchange for the Company’s stock, FNI. became the Company’s wholly owned subsidiary. The Company will continue to file annual and quarterly reports based upon its fiscal year end of June 30. As of the closing date of the share exchange, the Company is engaged in the business of FNI, providing optimization services that help businesses improve their online marketing to generate more sales, leads and subscriptions. The transaction was accounted for as a reverse merger and accordingly the historical information is that of FNI.

On May 28, 2008, the Company completed a share exchange with EBI whereby the Company purchased all the outstanding common stock of EBI in exchange for the issuance of 3,700,000 shares of its Common Stock.

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

Principles of Consolidation

The consolidated financial statements include the accounts of FNI, IPLG and EBI. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

Concentration of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities, long-term investments and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. For the year ended June 30, 2008, one customer represented 11% of our gross revenue.

Fixed Assets

Fixed assets consists of leasehold improvements and office equipment and is stated at cost less accumulated depreciation. Depreciation is determined by using the straight-line method over the estimated useful lives of the related assets, generally two to five years or the lease term.

Revenue Recognition

The Company derives its revenue from the sale of products and services that it classifies into the following three categories: (1) professional services, including, custom & packaged consulting; (2) software subscriptions and licensing, and (3) training and product sales. The Company has traditionally sold its services, products and licenses through customer referrals. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.

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

Software Subscriptions and Licensing

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

Training, Product, and Content sales

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

Equity/revenue sharing revenues

The Company derives revenue through revenue and equity sharing arrangements (“RSP/ESP Agreement”) whereby the Company participates in online revenue (“Revenue Participation”) increases resulting from the Company’s recommendations and in an effort to reduce the cash outlay by clients might take some fees as equity ownership (“Equity Participation”) in clients. Along with all RSP/ESP Agreements the Company will also take cash payments for licensing, training and support services. The Company’s policy as it pertains to recognizing revenue related to, such revenue is recorded as it is earned based upon stages outlined in the RSP/ESP Agreement. During the year ended June 30, 2008, the Company entered into two RSP/ESP Agreements and has recorded the following revenue; (i) licensing fees of $30,000 (ii) support/training fees of $19,000; and (i) $150,000 worth of Equity Participation. The Company fully completed its obligations under one arrangement and is ongoing with the other.

The revenue booked for the Equity Participation was the market value of the Client’s public stock (“Market Value of Services”). As such the Company received 882,353 of the client’s common stock that was than trading at $0.17 on the date the RSP/ESP Agreement was executed. The Client launched the new website on January 17, 2008. The Company recorded the $150,000 market value of the Equity Participation during the quarter ended March 31, 2008 in the custom consulting line of the statement of operations. As part of the RSP/ESP Agreement a protection feature (“Restricted Share Adjustment”) was negotiated whereby if at any time during the service period of this RSP/ESP Agreement the market price (“Market Price”) of the publicly traded Common Stock (“Common Stock”) times the shares held paid to the Company drops to 70% of the Total Equity Based Compensation amount or less for ten (10) consecutive days then all work shall cease. The Client will have the option to make up the difference in cash or additional Restricted Shares to return the value paid to the Company to the agreed upon original Market Value of Service level within 30 days. If the Client chooses not to exercise this option then the default provisions of this RSP/ESP Agreement shall be in force. If the default provision is made effective or if the client fails to launch the new website, the Company would receive an additional $50,000 penalty cash payment. Based upon the traded market price of the client common stock in late February and early March, the client issued to the Company an additional 1,172,442 restricted shares. The value of the additional shares was marked at $85,588 and was reflected as an adjustment to the value of the Equity Participation on the face of the Balance Sheet in equity as accumulated comprehensive adjustment. During the quarter ended March 31, 2008 the Company recorded a loss adjustment of $119,186 to the equity section. The Company will record any realized gains or losses in its Statement of Operation related to the Equity Participation only when sold. The Company’s policy is to recognize any additional shares received as part of the Restricted Share Adjustment provision as an offset to unrealized losses as reflected in the accumulated comprehensive loss amount in the equity section. Under the Restricted Share Adjustment provision, the Company received an additional 7,991,902 restricted shares in June that had a market value at the time of issuance of $119,879. As of June 30, 2008 the Company owed 10,046,697 restricted common stock of the client which represented approximately 7% of the outstanding voting stock of the client.

The Company will recognize the Revenue Participation upon receipt of the proceeds. For the quarter and year ended June 30, 2008, the Company recognized no revenue related to this provision.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Accounts Receivable

The Company’s accounts receivable are derived from a large number of direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The allowance for potential credit losses was $104,500 and $50,000 as of June 30, 2008 and 2007, respectively. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Research and Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company determines technological feasibility when a working model has been completed. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any research and software development costs because technological feasibility has not been established for software being developed during the period ended June 30, 2008.

Goodwill and Intangible Assets

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for  impairment  by comparing the asset's estimated  fair value with its carrying  value,  based on cash flow methodology.

Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value.  The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended June 30, 2008. Adoption of FIN 48 did not have a significant effect on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 159 to have an effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R ("FAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. FAS 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company presently does not expect the adoption of FAS 141R to have an effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 ("FAS 160"), non-controlling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 160 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Business Acquisition

On May 28, 2008, the Company completed the acquisition of all the outstanding equity securities of Elemental Business, Inc. (“EBI”) pursuant to a Share Exchange agreement among the Company and EBI and EBI shareholders. As a result of this transaction, EBI became a wholly owned subsidiary of the Company. The total purchase price for the acquisition was $592,000, the fair value of the stock issued for the acquisition, and included the repayment of EBI’s existing bank credit facility at closing. The results of the operations of EBI from the date of acquisition are included in the consolidated financial statements.

EBI is in the business of online marketing optimization utilizing its proprietary technology. The technology was actually built on the concepts around the Persuasion Architecture® methodology.

Purchase Price Allocation: EBI’s results of operations are included in the Company’s statement of operation from the acquisition date. In accordance with SFAS 141, the total purchase price was allocated to EBI’s net tangible and intangible assets and liabilities based upon their fair value as of May 28, 2008. The Company employed the services of an independent valuation specialist to assist in the valuation and allocation of goodwill resulting from the acquisition. The following represents the allocation of the purchase price to the acquired net assets of EBI and the associated estimated useful lives:

	Amount	Estimated Useful Life

Net Working Capital	$(3,717)	-
Trade Name	40,000	3 years
Proprietary Technology	300,000	3 years
Customer Relationships	70,000	3 years
Goodwill & Going Concern Value	185,717	Indefinite

Total	$592,000

The following is unaudited pro forma information for the year ended June 30, 2008 and 2007, as if the acquisition of EBI were consummated on July 1, 2006. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

	2008	2007

Revenue	$2,215,683	$2,274,078

Net (loss)	$(1,957,613)	$(12,168)

Earnings per share – basic & diluted	$(0.03)	$0.00

Note 4. Notes Receivable

In connection with one of the RSP/ESP Agreements, on February 25th, 2008, the Company entered into a Revolving Line of Credit Agreement (the “Revolver”) whereby the Company granted the client a revolving credit line of $70,000. As of the date the Revolver was signed, the Company had expended $41,245 in third party design, programmer and ecommerce campaign efforts and such amount was treated as drawn down from the Revolver. The Company advanced an additional $3,870 to the client under the Revolver before its expiration. All sums advanced pursuant to the Revolver shall bear interest from the date each advance is made until paid in full at the rate of ten percent (10%) per annum, simple interest. The client shall pay accrued interest on the outstanding principal balance on a monthly basis commencing on April 15, 2008, and continuing on the fifteenth day of each month thereafter. The entire unpaid principal balance, together with any accrued interest and other unpaid charges or fees hereunder, shall be due and payable on the maturity date of May 1, 2009 (“Maturity Date”). As of the date of this report the note has not been paid and is accruing interest at the amount note in the Revolver agreement. The Company has reflected the amount of the Revolver as a note receivable in the current asset section of the Balance Sheet. For the year ended June 30, 2008, the Company recorded interest income of $345 related to the Revolver.

The Company has the option at any time to convert all or a portion of the outstanding principal and interest on the underlying promissory note (“Note”) related to the Revolver into a number of shares of common stock, $0.001 par value per share (the “Common Stock”) equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the Conversion Price (the “Conversion Shares”). The “Conversion Price” shall be $0.05. If at any time prior to the Maturity Date and/or full repayment of the Note, the Market Price of the Client’s Common Stock remains less than 75% of the Conversion Price for a ten (10) consecutive trading days (“Average Trading Price”) then the Conversion Price will be automatically adjusted down to the then calculated Average Trading Price. The adjustment feature will continue to adjust down should the Market Price continue to decline prior to repayment or conversion.

As part of the Revolver the Company also received 250,000 Common Stock purchase warrants. The warrants are exercisable at $0.25 for a period of five years from issuance. As of June 30, 2008 all the warrants remain outstanding. The warrants have a cashless exercise provision and are not redeemable by the client. The warrants also have standard anti-dilution provisions as it related to amount and price.

On April 15, 2008, the Company also entered into a promissory note arrangement with an employee for $8,000. The note carries an interest rate of 5% and is repayable on a monthly basis at $240.

Note 5. Marketable Securities

We classify our investments as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115. “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). We do not have any investments classified as “trading”. Investments that we intend to hold for more than one year are classified as long-term investments.

Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. The cost of securities sold is based on the specific identifications method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.

At June 30, 2008, we maintained a portfolio consisting of common stock of one publicly traded entity.

Note 6. Investment in Unconsolidated Subsidiary

Alkemi International Pty Ltd Investment & Limited Term Licensing Agreement

On June 13, 2007, the Company entered into a licensing agreement, a stockholders agreement and a call option deed (all collectively, the “AIPL Agreements”) with Alkemi International Pty Ltd (“AIPL”). Under the AIPL Agreements, AIPL received a limited term exclusive licensing agreement (17 months) to resell and deliver the intellectual property of the Company in the Australian and New Zealand Territories and the Company would have a right to covert any monies owed per the Agreements from AIPL to ownership position in AIPL. On July 23, 2007, the Company delivered to AIPL notice to issue shares that totaled the outstanding balance due from AIPL as of June 13, 2007 to equity in AIPL (then amount was $82,000). An independent valuation company issued an opinion whereby the value of AIPL was set at $959,300 AUD (exchange rate 1.18619 or US$808,724) and as such the Company received an amount equal to $97,268 AUD$ or 159,897 shares of AIPL. The Company will continue to accrue monies owed from AIPL until a total of US$62,629 is due from AIPL. At such a time the amount will automatically be converted into additional shares of AIPL and the total ownership percentage at that time of AIPL by the Company will equal 15% of AIPL. Payments to the Company will then commence based upon the licensing agreement. The original agreement with AIPL began in 2004. This investment is being accounted for under the cost method.

For the year ended June 30, 2008, the Company was owed $28,624 under the AIPL Agreements for licensing fees. The Company has recorded such amount as an accounts receivable until such a time as it might convert or collect.

Note 7. Convertible Debentures and Warrants

Bridge Convertible Notes

Between the period from March 1, 2005 through August 15, 2007, pursuant to an investment subscription agreement and closing documents, Future Now Inc. sold $675,000 in face value of 10.5% convertible promissory notes, convertible into shares of Future Now Inc.’s common stock (the “Offering”). Each $50,000 in notes included the issuance of seven-year warrants to purchase 148,000 shares of Future Now Inc.’s common stock, or like security issued in a qualified financing or acquisition, at an exercise price of $0.08 per share. The notes are redeemable at the earlier of either (i) repayment from the sales escrow redemption feature (the “Redemption Feature”); (ii) three years from the date of issuance; (iii) a financing transaction of at least $2,500,000 (the “Qualified Financing”); or (iv) the closing of a material acquisition of Future Now Inc., whether by merger, recapitalization, sale of assets or other similar material transaction (an “Acquisition”). At the note holders’ option, all, or a portion of, the principal and accrued interest on the notes may be converted into shares of the Future Now Inc.’s common stock along with a Qualified Financing or Acquisition. The number of shares into which the notes are convertible will equal the quotient of the converted principal and interest divided by the lower of (i) the price per share issued in a Qualified Financing or Acquisition, at a 20% discount, or (ii) $0.35. If the holder elects the conversion option, the minimum number of shares of common stock each warrant will convert into is 142,311. As additional protection against repayment of the notes, under the Redemption Feature, the Company will escrow three and one-half (3.5%) percent of its gross revenues in a separate bank account and pay down the notes, on a semi-annual basis, until such time as the total principal has been repaid (“Redemption Escrow”). Unless the notes are fully paid off, the first payment under the Redemption Feature will be due within thirty (“30”) days of the first anniversary of the notes, and then on a semi-annual basis thereafter. The notes were issued with warrants having expiration dates seven-years from issuance. The investors were granted an aggregate of 1,998,000 warrants to purchase shares of the Future Now Inc.’s common stock at an exercise price of $0.08 per share. Prior to the share exchange, $200,000 of the face amount of the notes and 1,110,000 warrants were converted into Future Now Inc.’s common stock.

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

As provide for with the Redemption Feature of the Notes, during the note holders received and aggregate payment of $75,891 related to the 3.5% gross sales amount. During April 2008, on note holder converted all $25,000 in principal plus accrued interest of $1,093 and received 93,189 shares of the Company’s common stock. For the period ended June 30, 2008, the Company owes approximately $18,000. As of June 30, 2008, the principal balance of the bridge convertible notes was $374,109, net of $80,139, of unamortized debt discount.

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

Additionally, the Company must file a registration statement to cover the purchasers’ interest shares of common stock, warrants and 200% of the number of shares of common stock equal to all of the shares issued or issuable on conversion of the notes and compensation stock no later than 60 days from the closing date of the New Financing and shall have a registration statement declared effective no later than 120 days from the closing date. Upon default of the above the Company shall pay, as penalties, to the purchasers 2% per month, in cash, of the principal amount of the notes for each 30-day period until the registration statement is filed or declared effective, as the case may be. The Company’s registration statement filed under Form S1 became effective on April 29, 2008. The Company incurred penalties for not have the registration statement deemed effective of $80,000. The penalty amount has been included in other expenses on the Statement of Operations.

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

The first principal payment under the notes became due on April 30, 2008. The Company paid that amount and the May 30, 2008 payment in cash for a total of $240,000 which represented $200,000 in principal pay down and $55,000 in a risk premium expense. For the payment due as of June 30, 2008, the Company elected to pay the amount in common stock. As provided for the note documents the note holders elected to defer that stock issuance. For the year ended June 30, 2008 the Company made As of June 30, 2008, the principal balance of the share exchange convertible notes was $1,800,000, net of $531,652 of unamortized discount.

Note 8. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 75,463,952 and 44,400,000 shares of common stock issued and outstanding as of June 30, 2008 and 2007, respectively.

Prior to the closing of the share exchange, the Company’s Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) exercised stock options of 1,850,000 and 513,893, respectively. The Company received proceeds from the CFO and COO of $90,000 and $25,000, respectively, from the exercise. In connection with the option exercises, on October 22, 2007, the CFO and COO executed non-interest bearing promissory notes in the amount of $70,000 and $25,000, respectively. If not sooner paid, all outstanding principal shall be paid to the Company on the earlier of (a) date of termination from employment of the CFO and/or COO, or (b) two years from the date of the notes. The notes may be prepaid, in whole, or from time to time, in part, at anytime, without premium or penalty. The notes are secured by the CFO and COO’s total outstanding stock options. No sale, transfer or assignment of said stock options can be made without the express written consent of the Company’s CEO. The notes have been reflected as a deduction from equity in the June 30, 2008 Balance Sheet.

On May 1, 2008, the Board of Directors (“Board) of the Company, resolved that as incentive for the closing of the EBI acquisition, that $35,000 of the CFO’s note would be forgiven. The CFO at anytime prior to the note’s maturity may elect to receive the forgiveness and to offset the tax consequences of such, the Company will pay the CFO $12,250 representing a 35% tax bracket. As of June 30, 2008, the CFO has not elected to have the note forgiven. Through Board minutes of August 6, 2008, in consideration for the CFO executing certain personal guarantees on a receivables factor credit facility the Company forgave the remaining portion of the note. Through Board minutes of August 6, 2008, assuming that the COO is still employed with the Company on March 31, 2009, his note will also be forgiven.

Note 9. Stock Based Compensation

On July 18, 2007, through written consent in lieu of a special meeting of the stockholders and the Board of Directors (the “Board”) of FNI., the 2007 stock incentive plan was adopted (the “Plan”). As part of the share exchange the Plan was assumed by the Company. The Plan provides a maximum number of shares of the Company’s common stock that may be issued there under, which amount shall be equal to no more than 25% of the outstanding common stock of the Company, determined on the first trading day of each fiscal year. On July 18, 2007, the Board granted 5,337,250 options under the Plan to key employees and affiliated personnel (both, the “Grantees”). The options granted had an exercise price of $0.05 and were immediately vested. On September 15, 2007, the Board granted an additional 2,208,438 options to Grantees. The options had an exercise price of $0.06 and were immediately vested. Through written agreements, the Grantees further agreed in writing that the exercise price would reset to the price of the stock on the day the share exchange was completed. As consideration for this amendment and as a result of the recapitalization of the Company due to the reverse acquisition, the Company granted the Grantees additional options that represented 25% of the Grantees’ original option grants with the same terms and conditions upon the closing of the share exchange. The Company issued a total of 1,295,451 additional options. The Company considered the new options as part of the reverse acquisition and recorded no additional compensation.

On October 31, 2007, the Board granted the newly hired Vice President of Marketing 462,500 stock options with an exercise price of $0.35 and which vest over four years in 25% installments. On February 1, 2008 the Board granted 212,000 stock options to 19 employees with and exercise price of $0.50 and which vest over four years in 25% installments. The Board also granted 60,000 stock options to three advisors with an exercise price of $0.50 and which vest over one year.  On May 25, 2008 the Board granted 687,500 stock options with 4 year vesting and on May 29, 2008 granted an additional 350,000 options all exercisable at $0.16.

Compensation expense is amortized on a straight line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. For the year ended June 30, 2008, the Company recorded total stock based compensation expense of $361,865. Related to the issuance of options. As of June 30, 2008 the total unrecognized compensation cost related to unvested stock options was $330,176 which is expected to be recognized over a weighted average period of 3.4 years.

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

Current stock option and warrant pricing assumptions:

	For the Years Ended June 30,
	2008	2007
Market prices (*)	$.05 - $.50	-
Exercise prices (*)	$.05 - $.50	-
Expected lives	5	-
Expected volatility	115%	-
Expected dividends	-	-
Risk-free rate of return (weighted average)	3.15 – 4.91%	—
(*) adjusted for the 9.25 exchange ratio on the share exchange.

Options

The following table sets forth all the Company’s common stock option activity and weighted average prices for the year ended June 30, 2008:

	Shares (*)	Weighted Avg Exercise Price (*)	Weighted Avg Reamining Contractual Term
Stock Options

Outstanding at beginning of the year	-	$-	-
Granted	10,613,136	$0.35	4.75
Exercised (**)	(2,363,893)	$0.05	-
Forfeited	(2,000)	$0.50	-
Outstanding at the end of the period	8,247,243	$0.33	4.75

Options exercisable at the end of the period	6,545,816
Shares available for future grant	8,252,852

* Reflected at of the 9.25 share exchange ratio whereby one share of FNI converted in 9.25 shares of the Company.
** Exercised prior to the share exchange of October 30, 2007.

Warrants

The following table sets forth all the Company’s common stock warrant activity as of June 30, 2008:

	Warrants Outstanding	Weighted Average Exercise Prices (*)	Weighted Average Remaining Contractual Term (years)
Outstanding at the beginning of the year	1,850,000	$0.35	7.0
Issued or obligated to be issued	8,046,490	0.40	5.0
Exercised (**)	(1,110,000)	0.08	-
Expired	-	0.00	-
Outstanding at the end of the period	8,767,490	$0.41	5.6
Vested and expected to vest at the end of the period	8,767,490	$0.41	5.6
Exercisable at the end of the period	8,767,490	$0.41	5.6

* Reflected at of the 9.25 share exchange ratio whereby one share of FNI converted in 9.25 shares of the Company.
** Exercised prior to the share exchange of October 30, 2007.

Stock-based compensation expense for the warrants for the year ended June 30, 2008 was $22,007.

Note 10. Income Taxes

Income (loss) before income taxes consisted of the following:

	Twelve Months Ended June 30,
	2008	2007

Income (loss) before income taxes	$(2,923,808)	$210,514

The components of the provision (benefit) for income taxes are as follows:

	Twelve Months Ended June 30,
	2008	2006
Current
Federal	-	63,154
State	1,100	10,526
Local and franchise	250	256
Total current tax provision	1,350	73,936

Deferred
Federal	(874,806)	40,128
State	(145,679)	5,361
Local and franchise	-	-
Total deferred tax benefit	(1,020,485)	45,489

Total tax provision (benefit)	$(1,019,135)	$119,425

	Twelve Months Ended June 30,
Temporary differences:	2008	2007
Deferred Tax Assets:
Net operating loss carry-forward	866,310	-
Allowance for doubtful accounts	36,576	17,501
Stock based Compensation	129,220	-
Accrued interest	5,879	-
Less: valuation allowance	-	-
Deferred tax assets	1,037,985	17,501

Deferred tax liabilities	-	-
Net deferred tax asset	$1,037,985	$17,501

The Company had federal and state net operating tax loss carry forwards of approximately $2,923,808 as of June 30, 2008. The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2022.

In 2008, net deferred tax assets increased by $1,020,484 primarily due to additional loss carry-forwards in 2008. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of June 30, 2008.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Twelve Months Ended June 30,
	2008	2007

Expected income tax benefit(loss) at statutory rate of 35%	$(1,023,333)	$73,680
State and local tax benefit, net of federal	6,038	(35,996)
Change in valuation account	-	-
Other:
Meals & Entertainment	10,236	9,749
Income tax expense (benefit)	$(1,019,135)	$119,425

Note 11. Commitments and Contingencies

The Company leases office space of approximately 3,700 sq ft. in Brooklyn, NY. and 500 sqft. in Fairfield CT. The lease in Brooklyn was entered into on September 1, 2007 and is for a period of three years. The lease in Fairfield was entered into on January 1, 2008 and is for two years. It also has a corporate apartment in Brooklyn, NY. The apartment lease was entered into on October 1, 2007 and is for one year. Rent expense under these arrangements totaled $100,483 and $70,930 for the years ended June 30, 2008 and 2007, respectively. The Company also has certain leases on office equipment and computers. The lease expense recorded for these totaled $6,500 and $4,100 for the year ended June 30, 2008 and 2007, respectively. Projected expenses related to the above lease arrangements for the next five years is as follows:

For the year ended	Total

June 30, 2009	$110,714
June 30, 2010	101,910
June 30, 2011	37,333

Note 12. Subsequent Events

On July 30, 2008 as part of a consulting and investor relations services agreement the Company issued 2,500,000 restricted shares of common stock. The term of the agreement is for a period of two years. The value that is attributed to the issuance was $525,000. Such amount will be amortized into the statement of operations on straight-line basis over the term of the contract.

On August 6, 2008, in consideration of certain salary deferrals by executive management, the Company issued 1,250,000 stock options to five individuals. The options vested 50% immediately and the other 50% after six months. The stock options are exercisable at $0.26 for a period of five years. The total value of the options at issuance was $267,034.

On August 6, 2008, in consideration of certain personal guarantees by the Chief Financial Officer of the Company on an accounts receivable factoring line of credit, the Company issued 1,250,000 stock options to the Chief Financial Officer and forgave one-half of the promissory note issued to the Chief Financial Officer related to certain stock option exercises before the Share Exchange. The options vested immediately, had an exercise price of $0.26, could be exercised over a five-year period and carried a right to exercise for a three-year period following the resignation or termination of the Chief Financial Officer from the Company. The total value of the options at issuance was $267,034.

On August 25, 2008, Future Now Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with one investor pursuant to which the Company sold 555,556 shares of common stock, $0.001 par value (the “Common Stock”), and warrants to purchase 277,728 shares of common stock (the “Warrants,” and together with the Common Stock, the “Securities”) to the Buyer for total proceeds of $100,000. The Warrants have an exercise price of $0.35 per share (the “Exercise Price”). The Warrants may be exercised at any time on or after the issuance date for a period of five (5) years. The Exercise Price may be adjusted upon stock dividends, stock splits, subsequent equity sales by the Company, pro rata distributions among the Company’s existing shareholders, the Company’s undertaking a fundamental transaction, or voluntarily at the discretion of the Company’s Board of Directors.

On August 31, 2008 the Company issued a total of 44,444 shares of restricted common stock to two non-management directors. Each director received 22,222 shares as payment of their quarterly board retainer fee. The value of the offering was $12,000 in total.

On September 3, 2008, the Company nominated four new members to the Company’s advisory board. Those advisors received 25,000 stock options that vest after one year and are exercisable at $0.35 per share for a five-year period. The total value of the options at issuance was $28,757.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred that require disclosure under Item 304(b) of Regulation S-B.

ITEM 8A(T)    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-KSB, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2008 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. The CFO and CEO determined that at June 30, 2008, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. Because of material weakness, we reallocated certain operating personnel to handle certain tasks as well as developed written policies to better segregate duties. We also intend to hire an Assistant Controller or Controller.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of June 30, 2008. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of June 30, 2008, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Material Weakness in Internal Controls Over Financial Reporting

Because of the material weakness desribed above, we reallocated certain operating personnel to handle certain operating tasks and established written procedures to better segregate duties. We also intend to hire an Assistant Controller or Controller.

We believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of June 30, 2008 and the related consolidated statement of operations, shareholder equity and cash flow for the years ended June 30, 2008, and 2007, in conformity with GAAP, notwithstanding the material weakness we identified.

This annual report filed on Form 10K-SB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are listed below.

Name	Age	Position Held with our Company
Jeffrey Eisenberg	43	Director, Chief Executive Officer and President
William Schloth	45	Director and Chief Financial Officer
Howard Kaplan	31	Chief Operating Officer
Bryan Eisenberg	38	Director and Executive Vice President of Intellectual Property
John Quarto-Von Tivadar	44	Chief Scientist
Alan Hall	63	Director
Roy Williams	50	Director

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

Alan Hall was nominated to the board of directors on May 28, 2008. In 1988, Mr. Hall founded MarketStar Corporation, an outsourced global marketing and sales organization which helps thirty of the world’s largest high technology companies generate billions of dollars in revenues from the small to medium business space.  Mr. Hall successfully grew the corporation to several thousand employees with operational capabilities in one hundred countries.  In 1999, the Omnicom Group purchased MarketStar and Mr. Hall served as CEO until 2005.  From 2005 to the present, Mr. Hall served as Chairman for MarketStar. In 2004, Mr. Hall founded and is presently involved with Grow Utah Ventures, a non-profit organization which fosters entrepreneurial development.  He also is the general partner of Mercato Partners, a multimillion dollar venture capital firm that focuses on investing in the marketing and sales growth of US high technology companies.  Mr. Hall graduated from Weber State University with a BA in 1969 and holds an MBA from Brigham Young University.

Roy Williams was nominated to the board of directors on May 28, 2008. For more than the past five years, Mr. Williams is the CEO and founder of the Wizard Academy. Mr. Williams has over 25 years of advertising experience. Mr. Williams’ business book entitled, the “Wizard of Ads,” became a best seller. He followed that up with two additional best-selling books. Mr. Williams is an accomplished public speaker and has consulted with many Fortune 500 companies.

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

Committees of the Board

Effective through board of director minutes of July 7, 2008, an Executive Committee was established to oversee the day-to-day operations of the Company and subsidiaries. No individual member of the Executive Committee itself may commit the Company or subsidiaries for activities or actions specifically assigned to the board of directors of the Company. The Executive Committee consists of five members. Other than that committee we do not have nominating, compensation or audit committees or committees performing similar functions, nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors as a whole.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid by the Company to its Chief Executive Officer and its named executive officers, as such term is defined in Item 402 of Regulation SB promulgated under the Securities Act, for services performed during the years ended June 30, 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey Eisenberg Director, Chief Executive Officer and President	2008 2007	157,520 130,000	0 0	0 0	21,364 0	0 0	0 0	0 0	178,884 130,000

Bryan Eisenberg Director and Executive Vice President of Intellectual Property	2008 2007	157,520 130,000	0 0	0 0	21,364 0	0 0	0 0	0 0	178,884 130,000

William Schloth Chief Financial Officer and Director	2008 2007	138,235 120,000	0 0	0 0	215,874 0	0 0	0 0	0 0	354,110 120,000

Howard Kaplan Chief Operating Officer	2008 2007	119,423 -	0 -		118,864 -	0 -	0 -	0 -	238,287 -

John Quarto-vonTivadar Chief Scientist	2008 2007	100,000 -	0 -		21,364 -	0 -	0 -	0 -	121,364 -

For the fiscal year ended June 30, 2007, the compensation of Jeffrey Eisenberg, Bryan Eisenberg, and William Schloth reflects their compensation earned while employed by FNI, one of our operating subsidiaries.

Employment Contracts and Termination of Employment Arrangements

On October 30, 2007, we entered into an employment agreement with Jeffrey Eisenberg, pursuant to which Mr. Eisenberg agreed to serve as our Chief Executive Officer and President upon the closing of the share exchange. Mr. Eisenberg’s annual base salary is $150,000. Mr. Eisenberg is also entitled to conditional performance-based stock grants, based upon our achieving certain year-end performance objectives for revenue and profitability. The stock grants will be calculated as a percentage of our outstanding common equity, varying from 2.0% to 0.5%, and will be granted over a period of five years. The agreement has a three-year term, with automatic extensions of successive additional one-year terms. If we terminate the agreement with Mr. Eisenberg without cause, Mr. Eisenberg will be entitled to receive his annual base salary for three (3) months after termination of employment.

On October 30, 2007, we entered into an employment agreement with Bryan Eisenberg, pursuant to which Mr. Eisenberg agreed to serve as our Executive Vice President of Intellectual Property upon the closing of the share exchange. Mr. Eisenberg’s annual base salary is $150,000. Mr. Eisenberg is also entitled to conditional performance-based stock grants, based upon our achieving certain year-end performance objectives for revenue and profitability. The stock grants will be calculated as a percentage of our outstanding common equity, varying from 2.25% to 0.55%, and will be granted over a period of five years. The agreement has a three-year term, with automatic extensions of successive additional one-year terms. Mr. Eisenberg will be entitled to receive his annual base salary for three (3) months after termination of employment.

On October 30, 2007, we entered into an employment agreement with William E. Schloth, pursuant to which Mr. Schloth agreed to serve as our Chief Financial Officer upon the closing of the share exchange. Mr. Schloth’s annual base salary is $135,000. In addition, he received a $25,000 bonus for closing the share exchange. Mr. Schloth is also entitled to conditional performance-based stock grants, based upon our achieving certain year-end performance objectives for revenue and profitability. The stock grants will be calculated as a percentage of our outstanding common equity, varying from 2.0% to 0.5%, and will be granted over a period of five years. Mr. Schloth will be entitled to receive his annual base salary for three (3) months after termination of employment.

On October 30, 2007, we entered into an employment agreement with John Quarto-Von Tivadar, pursuant to which Mr. Quarto-Von Tivadar agreed to serve as our Chief Scientist upon the closing of the share exchange. Mr. Quarto-Von Tivadar’s annual base salary is $100,000. Mr. Quarto-Von Tivadar will be entitled to receive his annual base salary for three (3) months after termination of employment.

On October 30, 2007, we entered into an employment agreement with Howard Kaplan, pursuant to which Mr. Kaplan agreed to serve as our Chief Operating Officer upon the closing of the share exchange. Mr. Kaplan’s annual base salary is $120,000. Mr. Kaplan will be entitled to receive his annual base salary for three (3) months after termination of employment.

Stock Option Plan

Prior to the share exchange with Future Now, Inc., we did not have a stock option plan for our employees. As a condition of the closing of the share exchange, we agreed to adopt Future Now, Inc.’s 2007 Stock Option Plan under which 7,545,868 stock options were issued to the grantees (the “Grantees”), 2,363,893 of which had been exercised (“Option Exercises”). As part of the Option Exercises we received promissory notes from William E. Schloth and Howard Kaplan totaling $95,000. The Grantees have all agreed to have the exercise price of their options adjust to the closing price of our common stock on the closing date of the share exchange (the “Price Amendment”). As consideration for the Price Amendment, the Grantees will receive additional options equal to 25% of the then-outstanding options. There were 80,361 pre-share exchange shares granted under this provision. As of June 30, 2008, a total of 8,247,243 stock options were issued and outstanding at a weighted average price of $0.35 per share.

Stock Options/SAR Grants

We did not grant any options or stock appreciation rights during our fiscal year ended June 30, 2007. During the fiscal year ended June 30, 2008 the following options were issued, exercised and/or expired:

	Shares (*)	Weighted Avg Exercise Price (*)
Stock Options

Outstanding at beginning of the year	0	$0.00
Granted	10,613,136	$0.35
Exercised (**)	(2,363,893)	$0.05
Forfeited	(2,000)	$0.50
Outstanding at the end of the period	8,247,243	$0.33

Options exercisable at the end of the period	6,545,816
Shares available for future grant	8,252,852

* Reflected at the 9.25 share exchange ratio, whereby one share of FNI converted into 9.25 shares of the Company.
** Exercised prior to the share exchange on October 30, 2007.

Directors Compensation

We reimbursed our directors for expenses incurred in connection with attending board meetings. Non-management directors are also eligible to receive quarterly retainer payments of $6,000 (“Retainer”). The directors have the right to accept payment in cash or in fully vested shares of the Company’s Common Stock equal to 50% or 100% of the Retainer. If they elect to accept payment of all or a portion of the Retainer in shares of the Company's Common Stock, the number of shares issued each quarter will equal the dollar amount of the Retainer to be taken in shares, divided by 100 percent of the closing sale price of the shares on the first trading day after the end of each fiscal quarter for which the Retainer is due. No fractional shares will be issued. The number of shares issued will be rounded down to the nearest number of whole shares. The sale or transfer of the shares purchased with a part or all of your Retainer will be restricted for a period of six months after the date of purchase. In addition, we will pay the directors a cash incentive equal to 20 percent of the Retainer. It will be paid quarterly, in cash, at the time the quarterly installment of the Retainer is payable in shares. No compensation was paid to directors for the period ended June 30, 2008 or 2007. Two outside directors were nominated to the board on May 28, 2008.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 26, 2008, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying options or warrants which are currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	Eisenberg Holdings, LLC (2) c/o Jeffrey Eisenberg 2401 East 23 rd Street Brooklyn, NY 11235	Jeffrey Eisenberg Director, President & CEO Bryan Eisenberg Executive Vice President and Director	37,421,884	37.9%

Common	William Schloth (3) 80 Mountain Laurel Road Fairfield, CT 06824	Director and CFO	7,041,577	7.1%

Common	John Quarto-Von Tivadar 549 Morgan Avenue Brooklyn, NY 11222	Chief Scientist	4,545,254	4.6%

Common	Howard Kaplan (4) 184 Sackett Street Brooklyn, NY 11231	Chief Operating Officer	2,554,023	2.6%

Common	Professional Traders Fund, LLC and Professional Offshore Opportunity Fund LTD 1400 Old County Rd, Suite 206 Westbury, NY 11590	5% stockholder	5,714,266	5.8%

Common	Roy Williams (6)	Director	4,327,476	4.4%

Common	Alan Hall (5)	Director	1,987,142	2.0%

Common	Directors and Executive Officers as a Group (7 persons)		57,877,356	58.7%

(1)
Based on 98,610,952 shares of common stock (including warrants and options on an as-converted or exercised basis) as of September 26, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)
Eisenberg Holdings, LLC is wholly owned by Jeffrey Eisenberg, our CEO and President, Bryan Eisenberg, our Executive Vice President of Intellectual Property, and Esther Eisenberg. Bryan and Jeffrey Eisenberg are the managing members of the LLC and have split voting and investment control. Includes 740,000 four year vesting stock options, 370,000 for each of Bryan and Jeffrey Eisenberg.

(3)
Includes 4,446,484 fully vested stock options and 370,000 four-year vesting stock options. The remaining balance of 2,025,093 shares includes, on an as-converted basis using a multiple of 9.25: (a) 175,093 original shares of Future Now, Inc. owned by Fintech Group LLC., an entity 100% owned by Mr. Schloth, and (b) 1,850,000 shares owned directly by Mr. Schloth, acquired through the exercise of options..

(4)
Includes 1,670,134 fully vested stock options and 370,000 four year vesting stock options. The remaining balance of 513,889 , on an as-converted basis using a multiple of 9.25, represents shares owned directly by Mr. Kaplan through an exercise of options.

(5)
Includes 277,778 stock purchase warrants that are fully exercisable and were received as part of an investment made by Mr. Hall into the Company as well as 100,000 four year vesting stock options. The remaining balance of 1,609,364 shares includes: (a) 1,031,586 shares received as part of the EBI acquisition; (ii) 555,556 shares issued as part of Mr. Hall’s $100,000 investment in the Company, and (iii) 22,222 shares received as a quarterly retainer for being a member of the Board of Directors.

(6)
Includes 100,000 four year vesting stock options. The remaining balance of 4,227,476 shares includes: (i) 4,205,254 shares of common stock, and (ii) 22,222 shares of common stock issued as the quarterly retainer for being a member of the Board of Directors.

Changes in Control

There are no arrangements that may result in a change of control of us.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than set forth below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last year in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent (1%) of the average of our total assets at year end for the last three completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer; a nominee for election as a director; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

Loans

Pursuant to a promissory note dated October 22, 2007, William Schloth borrowed $70,000 from Future Now, Inc. to finance the exercise of options. The promissory note is secured by Mr. Schloth’s stock options. The principal is to be repaid on the earlier of (a) Mr. Schloth’s termination as our Chief Financial Officer, or (b) two years from the date of the promissory note.

Pursuant to a promissory note, dated October 22, 2007, Howard Kaplan borrowed $25,000 from Future Now, Inc. to finance the exercise of options. The promissory note is secured by Mr. Kaplan’s stock options. The principal is to be repaid on the earlier of (a) Mr. Kaplan’s termination as our Chief Operating Officer, or (b) two years from the date of the promissory note.

Eisenberg Holdings, LLC (“EHI”)

EHI was established on September 22, 2003, and is presently owned 40% by Jeffrey Eisenberg, our Chief Executive Officer, 40% by Bryan Eisenberg, the Executive Vice President of the Company (collectively, the “Eisenbergs”), and 10% by Esther Eisenberg. As of June 30, 2008, EHI held 36,681,884 shares of our common stock, which equals 48.6% basic, and 44.0% fully diluted ownership. EHI operates as a holding company for the Eisenberg’s investment portfolio as well as an operating entity for individual speaking and other publishing activities of the Eisenbergs. Along with the release of the Eisenbergs’ book, “Waiting for your Cat to Bark?” in 2006, we have recorded a non-recurring publishing and book promotion expense, net of book sales in the amount of $1,580 and ($157,171) in other (income) expense for the years ended June 30, 2008, and 2007 respectively.

Director Independence

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a)(15) of the Rules of FINRA. Jeffrey Eisenberg serves as our Chief Executive Officer and President, and therefore is not “independent” under this rule. Bryan Eisenberg serves as our Executive Vice President of Intellectual Property, and therefore is not “independent” under this rule. William Schloth serves as our Chief Financial Officer, and therefore is not “independent” under this rule. Along with the completion of the share exchange with EBI, we expanded the board of directors to five members by nominating Roy Williams and Alan Hall as members. Both are deemed independent under FINRA rules.

ITEM 13.	EXHIBITS.

Exhibit Number	Description

10.1*	Securities Purchase Agreement, dated May 5, 2008, previously filed with our current report on Form 8-K, filed with the SEC on May 9, 2008, and incorporated by reference herein.

10.2*	Share Exchange Agreement, dated May 29, 2008, previously filed with our current report on Form 8-K, filed with the SEC on June 4, 2008, and incorporated by reference herein.

31.1**	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Filed previously.

**	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Independent Auditors

The following table indicates the fees paid by us for services performed in for the twelve month periods ended June 30, 2008 and June 30, 2007:

	Year Ended June 30, 2008	Year Ended June 30, 2007

Audit Fees	$25,000	$25,000
Audit-Related Fees	15,000	10,000
Tax Fees	0	0
All Other Fees	0	0

Total	$40,000	$35,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended June 30, 2008 and 2007, respectively, for the audit of our consolidated financial statements.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the years ended June 30, 2008 and 2007. These services principally include the assistance and issuance of consents for various filings with the SEC.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ending June 30, 2008 and 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE NOW GROUP INC.

Dated: September 29, 2008	By:	/s/ Jeffrey Eisenberg
Jeffrey Eisenberg
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey Eisenberg	Chief Executive Officer and Director	September 29, 2008
Jeffrey Eisenberg

/s/ William E. Schloth	Chief Financial and Accounting Officer and Director	September 29, 2008
William Schloth

Exhibit Index

Exhibit Number	Description

10.1*	Securities Purchase Agreement, dated May 5, 2008, previously filed with our current report on Form 8-K, filed with the SEC on May 9, 2008, and incorporated by reference herein.

10.2*	Share Exchange Agreement, dated May 29, 2008, previously filed with our current report on Form 8-K, filed with the SEC on June 4, 2008, and incorporated by reference herein.

31.1**	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Filed previously.

**	Filed herewith.