Form 10-Q
period 2008-09-30
Future Now Group Inc.
filed 2008-11-14
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

COMMISSION FILE NUMBER 000-52274

FUTURE NOW GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-4237445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 Unquowa Rd.
The Galleria Building
Fairfield, CT 06824
(Address of principal executive offices)

877-643-7244
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of November 13, 2008, there were 78,563,952 shares of our common stock, par value $0.001 per share, outstanding.

FUTURE NOW GROUP INC.
Form 10-QSB
Quarterly Report
September 30, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FUTURE NOW GROUP INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 (UNAUDITED) AND JUNE 30, 2008 (AUDITED)

	9/30/08	6/30/08
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,079	$228,467
Investment in available for sale marketable securities	50,213	60,266
Accounts receivable, net	434,972	289,299
Note receivable	53,115	53,115
Other current assets	4,800	30,007
Prepaid expenses	403,326	219,996
TOTAL CURRENT ASSETS	1,011,505	881,150

Fixed assets, net	41,739	44,706
Investment in unconsolidated subsidiary, at cost	82,000	82,000
Deferred offering costs, net	192,643	250,342
Deferred tax asset	1,307,655	1,037,985
Intangible asset, net	364,444	398,611
Goodwill	185,717	185,717
Security deposits and other assets	41,603	41,603
Prepaid expenses	354,451	73,340
TOTAL ASSETS	$3,581,757	$2,995,454

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$351,075	$384,820
Deferred revenue	125,000	116,723
Income tax payable	1,350	1,350
Current portion of long-term debt	1,300,000	1,300,000
TOTAL CURRENT LIABILITIES	1,777,425	1,802,893

Convertible debentures, net of discount	365,023	262,319
TOTAL LIABILITIES	2,142,448	2,065,212

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Subscription receivable	(95,000)	(95,000)
Common stock, $.001 par value, 900,000,000 shares authorized,
78,563,952 and 75,463,952 shares issued and outstanding,
as of September 30, 2008 and June 30, 2008, respectively	78,564	75,464
Additional paid-in capital	4,014,551	2,933,258
Retained earnings	(2,459,019)	(1,893,743)
Accumulated other comprehensive loss	(99,787)	(89,737)
TOTAL STOCKHOLDERS' EQUITY	1,439,309	930,242
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,581,757	$2,995,454

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	(Unaudited)	(Unaudited)
Revenues:
Custom Consulting	$297,234	$257,286
Productized consulting	396,634	213,658
Licensing and training	28,254	45,611
Product and content sales	29,601	10,000
Total Revenues	751,723	526,555

Cost of Revenues	255,713	183,994
Gross Profit	496,010	342,561

Operating expenses:
Marketing and sales	149,462	45,877
Research and development	66,133	94,661
Stock based compensation	487,138	318,647
General and administrative	357,703	294,086

Total operating expenses	1,060,436	753,271

Loss from operations	(564,426)	(410,710)

Other (income) expenses
Interest expense and amortization of debt discount	212,489	28,928
Amortization of deferred financing costs	57,700	7,200
Other expense (income)	207	(3,329)
Realized capital gains	-	(35,326)
Total other expenses (income)	270,396	(2,527)

(Loss) before taxes	(834,822)	(408,183)
Income tax provision (benefit)	(269,546)	(140,000)

Net (loss) applicable to common shareholders	$(565,276)	$(268,182)

Comprehensive loss:
Unrealized loss on available for sale marketable securities	(10,050)	-

Total comprehensive (loss)	$(575,326)	$(268,182)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)

Weighted number of shares outstanding -
basic and diluted	77,264,318	44,400,000
diluted	0	-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Preferred Stock		Common			Accum		Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Comp (Loss)Inc	Sub Rec'b	Earnings (Deficit)	Equity (Deficit)

Balance June 30, 2008	0	$-	75,463,952	$75,464	$2,933,258	$(89,737)	$(95,000)	$(1,893,743)	$930,242

Issuance of stock for share purchase			555,556	556	99,444				100,000
Change in fair value of marketable services						(10,050)			(10,050)
Stock based compensation			2,544,000	2,544	981,849				984,393
Net loss for period								(565,276)	(565,276)

Balance September 30, 2008	0	$-	78,563,508	$78,564	$4,014,551	$(99,787)	$(95,000)	$(2,459,019)	$1,439,309

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

		Three Months Ended	Three Months Ended
		September 30	September 30
		2008	2007
		(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(565,276)	$(268,182)
Adjustments to reconcile net (loss) to cash used in operating activities:

Change in deferred tax asset		(269,670)	(141,086)
Realized gain on sales of investment		-	(35,326)
Provision for doubtful accounts		(44,500)	15,000
Stock based compensation		487,138	318,647
Depreciation		2,967	-
Amortization of prepaid interest		55,000	-
Amortization of debt discount		102,705	7,400
Amortization of intangibles		34,167	-
Amortization of deferred offering costs		57,699	4,295

Change in operating assets and liabilities:
Accounts and notes receivable		(101,173)	29,511
Prepaid and other current assets		3,022	(131)
Deferred offering costs		0	(572)
Accounts payable and accrued expenses		(33,744)	(68,081)
Deferred licensing fees		-	(1,786)
Deferred revenue		8,277	(15,000)
Security deposit		0	(1,719)
Net cash used in operating activities		$(263,388)	$(157,030)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of investment			35,326
Net cash provided by investing activities	$		$35,326

CASH FLOW FROM FINANCING ACTIVITIES:
Dividend payment			1,705
Proceeds from sale of common stock		100,000	-
Proceeds from issuance of convertible debentures		-	50,000
Net cash provided by financing activities		$100,000	$51,705

NET (DECREASE) IN CASH AND CASH EQUIVALENTS		(163,388)	(69,999)

CASH AND CASH EQUIVALENTS at beginning of period		228,467	640,041
CASH AND CASH EQUIVALENTS at end of period		$65,079	$570,042

Supplemental disclosure of cash flow information
Cash paid for:
Interest		$8,951	$10,205
Income Taxes		$500	$250

Supplemental schedule of non-cash investing and financing activities
Issuance of stock for services		$550,000	-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) AS OF SEPTEMBER 30, 2008

NOTE 1.: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Future Now Group Inc. (“FNGI”, the “Company” or “Future Now”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending June 30, 2009. This document should be read in conjunction with the Company’s Form 10KSB filing for June 30, 2008 and other financial reports filed from time to time.

NOTE 2.: COMMON STOCK

On August 25, 2008, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with one investor pursuant to which the Company sold 555,556 shares of common stock, $0.001 par value (the “Common Stock”), and warrants to purchase 277,778 shares of common stock (the “Warrants”) to the Buyer for total proceeds of $100,000. The Warrants have an exercise price of $0.36 per share (the “Exercise Price”). The Warrants may be exercised at any time on or after the issuance date for a period of five (5) years. The Exercise Price may be adjusted upon stock dividends, stock splits, subsequent equity sales by the Company, pro rata distributions among the Company’s existing shareholders, the Company’s undertaking a fundamental transaction, or voluntarily at the discretion of the Company’s Board of Directors.

NOTE 3.: STOCK BASED COMPENSATION

On July 18, 2007, through written consent in lieu of a special meeting of the stockholders and the Board of Directors (the “Board”) of Future Now Inc., the 2007 stock incentive plan was adopted (the “Plan”). The Plan provides a maximum number of shares of the Company’s common stock that may be issued there under, which amount shall be equal to no more than 25% of the outstanding common stock of the Company, determined on the first trading day of each fiscal year. On August 6, 2008, for certain salary deferrals, the Board granted 1,250,000 options under the Plan to five executive managers (the “Grantees”). The options granted had an exercise price of $0.26 with ½ vested immediately and the remaining amount on the six-month anniversary. On August 6, 2008, for certain personal guarantee by the Company’s Chief Financial Officer, the Board granted 1,250,000 options under the Plan. The options granted had an exercise price of $0.26 and where fully vested at issuance. On October 31, 2008, the Board granted an additional 100,000 options to four new advisory board members. The options had an exercise price of $0.35 and vest after one year. For the three months ended September 30, 2008, the Company recorded $422,294 in stock based compensation related to these stock option issuances plus the vesting of existing stock options.

On August 8, 2008, as part of a financial consulting agreement, the Company issued 2,500,000 shares of restricted common stock. The agreement is for a period of three years. The market value as of the date of issuance was $550,000. The Company has recorded the initial amount as a Prepaid Expense on the Balance Sheet with the corresponding credit to capital stock and additional paid in capital. The Company is amortizing that amount on a monthly basis over the three-year life of the agreement at a rate of $15,278 per month. For the three months ended September 30, 2008, the Company recorded $30,556 in stock based compensation related to the agreement.

On August 31, 2008, the Company issued a total of 44,444 shares of Company stock to its two independent board members as payment for their quarterly retainer fees. The Company recorded $12,000 in stock based compensation related to this issuance.

For the three months ended September 30, 2008, the Company recorded total stock based compensation expense of $464,950.

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

Current stock option and warrant pricing assumptions:

	For the Quarter Ended September 30
	2008	2007
Market prices	$.02 - $.20	$.05 - $.50
Exercise prices	$.05 - $.50	$.05 - $.50
Expected lives	5	5
Expected volatility	115%	115%
Expected dividends	-	-
Risk-free rate of return (weighted average)	3.0 – 5.0%	3.15 – 4.91%

Options

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term
Stock Options

Outstanding at beginning of the year	8,247,243	$0.33	4.75
Granted	2,600,000	$0.27	5.00
Exercised	-	$0.00	-
Forfeited	-	$0.00	-
Outstanding at the end of the period	10,847,243	$0.31	4.85

Options exercisable at the end of the period	8,590,816	-	-

Warrants

The following table sets forth all the Company’s common stock warrant activity as of September 30, 2008:

	Warrants Outstanding	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)
Outstanding at the beginning of the year	9,046,979	$0.41	5.6
Issued or obligated to be issued	277,778	0.36	5.0
Exercised	-	0.00	-
Expired	-	0.00	-
Outstanding at the end of the period	9,324,757	$0.40	5.5
Vested and expected to vest at the end of the period	9,324,757	$0.40	5.5
Exercisable at the end of the period	9,324,757	$0.40	5.5

Stock-based compensation expense for the warrants for the three months ended September 30, 2008 was $22,188.

NOTE 4.: SUBSEQUENT EVENTS

On October 28, 2008, the Board of Directors granted a total of 9,994,743 stock options to key employees of the Company. The newly issued options consisted of; (i) 2,500,000 five-year stock options issued to the Company’s Chief Financial Officer for a personal guarantee under a $500,000 working capital credit line with a bank. The options were issued at market and are exercisable at $0.04 and vested immediately. Related to this grant the Chief Financial Officer canceled 1,250,000 stock options previously receivable for a personal guarantee that was executed related to a account receivable factor line of credit that has since been cancelled; (ii) 15,000 stock options that vest over a four year period and are exercisable at $0.04; and (iii) 7,479,743 stock options issued to key management of the Company. In October 2008, 1,115,625 stock options were forfeited by certain employees related to the termination of their employment with the Company and certain key management canceled 6,946,118 stock options previously held.

On November 6, 2008, the Company entered into a $500,000 working capital credit facility “Credit Line” with a bank. The Credit Line requires the Company to post a certificate of deposit (“CD”) for $250,000 to borrow against the total availability on the Credit Line. The Credit Line is further personally guaranteed by the Chief Financial Officer of the Company. The Credit Line will bear interest at the prime rate plus 1.5%. As of the date of this report the Company has not put the CD up as collateral.

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

Our Business

From our inception on January 23, 2006 to June 30, 2007, we were engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registration statements covering our securities and planning Phase 1 of the exploration work on the Fir property. The Fir property is twenty-one cell mineral claims covering an area totaling 433.24 hectares located in the Kamloops Mining Division in south central British Columbia, approximately 35 kilometers south of Kamloops, B.C. On May 11, 2007, we announced that we had abandoned this property determining that the claim did not cover enough ground to host a viable exploration target. We then abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination. On October 30, 2007, we entered into a share exchange agreement with FNI (as defined below), a privately held Delaware corporation, and the shareholders of FNI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock of FNI occurred on October 30, 2007.

Share Exchange with Future Now, Inc.

On October 30, 2007, we entered into a share exchange agreement with Future Now Inc., a privately held Delaware corporation (“FNI”), and the shareholders of FNI. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock of FNI. occurred on October 30, 2007. In accordance with the closing of the share exchange, we issued 50,394,191 shares of our common stock to the shareholders of FNI, in exchange for the acquisition, by us, of all of the issued and outstanding shares of common stock of FNI, on the basis of one share of our common stock for one share of common stock of FNI.

We had 71,242,191 shares of common stock issued and outstanding as of October 30, 2007 as a result of the issuance of 50,394,191 shares of common stock in connection with the closing of the share exchange and the concurrent cancellation of 32,000,000 shares of common stock owned by our former directors. As of the closing date of the share exchange, the former shareholders of FNI, held approximately 70.74% of our issued and outstanding shares of common stock. The issuance of 50,394,191 shares of common stock to the former shareholders of FNI was deemed to be a reverse acquisition for accounting purposes. Accordingly, FNI, the accounting acquirer entity, is regarded as our predecessor entity as of October 30, 2007. As a result of the share exchange, FNI became our wholly owned subsidiary. We will continue to file annual and quarterly reports based upon our fiscal year end of June 30.

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

Trends in our Business

Our business is growing rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased demand for our services. If our customer base continues to grow, we will be required to continue making upfront investments in implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Revenues for the three months ended September 30, 2008 increased by 42.8% from the same period in 2007, our gross margins increased to 66.0% from 65.1%. The increase was primarily due to efficiencies in our consulting process. We are seeking to achieve further economies of scale as we continue expanding our infrastructure, resulting in a reduction over time of labor costs as a percentage of total revenues, therefore an increase in our gross margin.

We have also experienced, and expect to continue to experience, rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 12 at December 31, 2006 to 18 at September 30, 2008. We expect operating expenses to continue increasing in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to future acquisitions.

During the quarter ended March 31, 2008, for the first time in our history, we began certain outbound sales and marketing efforts. Previously, during the development stage of our intellectual property, our growth simply resulted from our reputation in the marketplace as well as the demand for our service offering. Sales and marketing spending increase by 225.8% for the period ended September 30, 2008 as compared to the same period last year.

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

We anticipate that research and development expenses will decrease in dollars as we have achieved a position with our software that does not require significant further modifications and we currently plan to add only small enhancements in the future.

We anticipate that general and administrative expenses will increase in dollars as we add personnel and incur additional expenses to support the expansion of our business and operate as a public company.

We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R required us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued the fair value of our common stock at the time of issuance and the volatility of our stock price over time.

Results of Operations

Summary of Key Results

Total revenues, including revenues from custom consulting, productized consulting, subscription and licensing fees and training and content sales for the unaudited three months ended September 30, 2008 were $751,723, as compared to the revenues of $526,555 for the same period ending September 30, 2007, representing a 42.8% increase.

Total operating expenses including sales and marketing expenses, stock based compensation, research and development and general and administrative expenses for the unaudited three months ended September 30, 2008 were $1,031,254 as compared to $753,272 for the same period ending September 30, 2007. Total general and administrative expenses for the three months ended September 30, 2008 were $323,536 as compared to total general and administrative expenses of $294,086 for the same period ended September 30, 2007.

Results of Operations for Unaudited Three Months Ended September 30, 2008 and September 30, 2007

Revenues and Cost of Revenues

Total revenue for the three months ended September 30, 2008 was $751,723 as compared to revenue of $526,555 for the same period ended September 30, 2007, representing an increase of $225,168 or 42.8%. The increase in revenues was primarily attributable to increased custom productized consulting. This increase in productized consulting engagements is part of our ongoing strategy to provide higher volume, lower costs products in a packaged format, allowing for organizations to more easily see where our services fit within their budgetary controls, and their operational plans for marketing spend. This also affords us the ability to more easily scale these services, and project their impact on continually increasing revenue and should provide for more up sell opportunities thereby increase customer retention.

Cost of revenues for the three months ended September 30, 2008 was $255,713, as compared to cost of revenues of $183,994 for the same period ended September 30, 2007, representing an increase of $71,719, or 39.0%. Cost of revenues for the three months ended September 30, 2008 was 34.1% of total revenues compared with 35.0% of total revenues for the same period ended September 30, 2007. Gross margins for the three months ended September 30, 2008 was 66.0%, as compared to 65.0% for the same period ended September 30, 2007, representing an increase of 1%. The increase in our gross margins was primarily due to further efficiencies in our consulting process and the higher margins obtained from productized revenues.

Operating Expenses

Total operating expenses for the three months ended September 30, 2008 were $1,060,436, as compared to total operating expenses of $753,272 for the same period ending September 30, 2007, representing an increase of $307,164 or 40.7%. Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses. The increase in the operating expenses during the three months ended September 30, 2008 was primarily due to increase stock based compensation as well as sales and marketing expenses. We recorded $487,138 in stock-based compensation for the three months ended September 30, 2008 as compared to $318,647 for the same period ending September 30, 2007.

General and administrative expenses for the three months ended September 30, 2008 were $357,703, as compared to general and administrative expenses of $294,086 for the same period ending September 30, 2007, representing an increase of $63,617, or 21.6%. The increase of general and administrative expenses during the three months ended September 30, 2008 was mainly due to amortization of intangibles and legal and professional fees. Marketing and sales expenses for the three months ended September 30, 2008 were $149,462, as compared to marketing and sales expenses for the three months ended September 30, 2007 of $45,877, representing an increase of $103,585, or 225.8%.

Sales and marketing expenses as a percentage of revenue for the three months ended September 30, 2008 was 19.9% as compared to 8.7% for the same period ended September 30, 2007. The increase represented the planned expansion of marketing, sales and advertising campaign spending as well as a new executive sales team. Research and development expenses for the three months ended September 30, 2008 were $66,133, as compared to research and development expenses of $94,661 for the same period ended September 30, 2007, representing a decrease of $28,528 or 30.2%. The decrease was primarily due to decreased outside vendor expenses related to software development. Research and development expenses as a percentage of total revenue for the three months ended September 30, 2008 was 8.8% as compared to 18% for the same period ended September 30, 2007, representing a decrease of 9.2%. The decrease was primarily due to a decrease in software development personnel and outside vendors.

Other Income and Expenses

During the three months ended September 30, 2008 we earned interest of $40, as compared to earning $3,255 of interest for the same period ended September 30, 2007.

For the three months ended September 30, 2008, we incurred interest expense of $109,784 as compared to $17,427 for the same period ended September 30, 2007. For the three month period ended September 30, 2008, we recorded $102,705 in debt discount amortization and $57,700 in deferred offering cost amortization as compared to $11,501 and $7,200, respectively, for the same period ending September 30, 2007.

Net Income (Loss)

Our net loss for the three months ended September 30, 2008 was ($565,276) as compared to a net loss of ($268,182), for the same period ended September 30, 2007. Net loss as a percentage of total revenues was 75.2% for the three months ended September 30, 2008, as compared to loss of 51.0% for the same period ended September 30, 2007. The increase in net loss during the quarter ended September 30, 2008 was primarily attributable to increased sales and marketing expenses, stock based compensation and interest and amortization expenses.

Liquidity and Capital Resources

Cash Provided by Financing Activities

On August 25, 2008, we entered into a securities purchase agreement (the “Purchase Agreement”) with one investor pursuant to which we sold 555,556 shares of common stock, $0.001 par value (the “Common Stock”), and warrants to purchase 277,778 shares of common stock (the “Warrants”) to the Buyer for total proceeds of $100,000. The Warrants have an exercise price of $0.36 per share (the “Exercise Price”). The Warrants may be exercised at any time on or after the issuance date for a period of five (5) years. The Exercise Price may be adjusted upon stock dividends, stock splits, subsequent equity sales by the Company, pro rata distributions among our existing shareholders, the undertaking by us of a fundamental transaction, or voluntarily at the discretion of our Board of Directors.

Cash Flow Used in Operating Activities

Operating activities used cash of $263,388 for the three months ended September 30, 2008, as compared to $157,030 for the same period ending September 30, 2007. The increase in cash used for operating activities for the three months ended September 30, 2008 was primarily a result of increased receivables as well as funding our net loss.

Cash Flow Used in Investing Activities

Investing activities used cash of $0 for the three months ended September 30, 2008, as compared to cash provided of $35,326 for the same period ended September 30, 2007. The cash provided in 2007 was due to the sale of certain investments by us.

Capital Expenditures

We moved our entire operations to our new facility at the end of January 2008. Through June 30, 2008 we spent $48,685 on a build out of the new space. A majority of the leasehold improvements have been completed. We do not expect to have any material capital expenditures in the future. Capital expenditures related to computer hardware are limited because of the outsourcing options available to us.

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

Equity/revenue sharing revenues

The Company derives revenue through revenue and equity sharing arrangements (“RSP/ESP Agreement”) whereby the Company participates in online revenue (“Revenue Participation”) increases resulting from the Company’s recommendations and in an effort to reduce the cash outlay by clients might take some fees as equity ownership (“Equity Participation”) in clients. Along with all RSP/ESP Agreements the Company will also take cash payments for licensing, training and support services. The Company’s policy as it pertains to recognizing revenue related to, such revenue is recorded as it is earned based upon stages outlined in the RSP/ESP Agreement. During the three months ended September 30, 2008, the Company entered into no additional RSP/ESP Agreements and recorded a receivable of $35,000 for the balance due under one existing RSP/ESP Agreement.

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

Research and Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company determines technological feasibility when a working model has been completed. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any research and software development costs because technological feasibility has not been established for software being developed during the period ended September 30, 2008.

Debt Obligations with Warrants

Between the period of March 2007 and August 15, 2007, pursuant to an investment subscription agreement and closing documents (the “Offering”), we offered for sale three year 10.5% convertible promissory notes (the “Notes”), convertible into shares of our common stock. In the offering, we sold units consisting of $50,000 in Notes and seven-year warrants to purchase 16,000 shares of our common stock, at an exercise price of $0.75 per share (the “Warrants’). We issued Notes with a face amount of $675,000 and 216,000 Warrants. Under a placement agent agreement related to the Offering, we also issued placement agent warrants (“Placement Warrants”) in the amount of $28,161.

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

On January 1, 2006, we adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003), based on the grant-date fair values and related service periods estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair values and related service periods estimated in accordance with the provisions of SFAS 123(R).

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

We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Specific provisions are made based on an account-by-account analysis of collectability. Additionally, we make provisions for non-customer-specific accounts based on our historical bad debt experience and current economic trends. We record provisions in operating expenses. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect the receivable from the customer.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.: LEGAL PROCEEDINGS

We are not a party to any legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 1A.: RISK FACTORS

Not applicable.

ITEM 2.: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 8, 2008, as part of a financial consulting agreement, the Company issued 2,500,000 shares of restricted common stock as compensation for services rendered. The agreement is for a period of three years. The market value as of the date of issuance was $550,000. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, for transactions not involving a public offering.

On August 25, 2008, we entered into a securities purchase agreement with one investor pursuant to which we sold 555,556 shares of our common stock and warrants to purchase 277,778 shares of our common stock to the buyer for total proceeds of $100,000. The warrants have an exercise price of $0.36 per share. The Warrants may be exercised at any time on or after the issuance date for a period of five (5) years. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, for transactions not involving a public offering.

On August 31, 2008, we issued a total of 44,444 shares of our common stock to our two independent board members as payment for their quarterly retainer fees. We recorded $12,000 in stock based compensation related to this issuance. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, for transactions not involving a public offering.

On October 28, 2008, the Board of Directors granted a total of 9,994,743 stock options to certain key employees. The newly issued options consisted of: (i) 2,500,000 five-year stock options issued to our Chief Financial Officer for a personal guarantee under a $500,000 working capital credit line with a bank. The options were issued at market value, are exercisable at $0.04 per share and vested immediately. Related to this grant, the Chief Financial Officer canceled 1,250,000 stock options previously receivable for a personal guarantee that was executed related to a account receivable factor line of credit that has since been cancelled; (ii) 15,000 stock options that vest over a four year period and are exercisable at $0.04 per share; and (iii) 7,479,743 stock options issued to key management personnel. Also, in October 2008, 1,115,625 stock options were forfeited by certain employees related to the termination of their employment with us and certain key management personnel canceled 6,946,118 stock options previously held.

ITEM 3.: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.: OTHER INFORMATION.

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

FUTURE NOW GROUP INC.

Date: November 14, 2008	By: /s/ Jeffrey Eisenberg
Jeffrey Eisenberg
Chief Executive Officer and Director

Date: November 14, 2008	By: /s/ William Schloth
William Schloth Chief Financial and Accounting Officer and Director

EXHIBIT INDEX

Exhibit No .	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002