Form 10-Q
period 2008-12-31
Future Now Group Inc.
filed 2009-02-17
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

COMMISSION FILE NUMBER 000-52274

FUTURE NOW GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-4237445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February16, 2009, there were 78,563,952 shares of our common stock, par value $0.001 per share, outstanding.

FUTURE NOW GROUP INC.
Form 10-QSB
Quarterly Report
December 31, 2008

Table of Contents

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to the Financials

FUTURE NOW GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 (UNAUDITED) AND JUNE 30, 2008 (AUDITED)

	12/31/08	6/30/08
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187,647	$228,467
Investment in available for sale marketable securities	96,093	60,266
Accounts receivable, net	203,842	289,299
Note receivable	49,915	53,115
Other current assets	7,965	30,007
Prepaid expenses	473,610	219,996
TOTAL CURRENT ASSETS	1,019,072	881,150

Fixed assets, net	38,772	44,706
Investment in unconsolidated subsidiary, at cost	82,000	82,000
Deferred offering costs, net	134,944	250,342
Deferred tax asset	1,307,655	1,037,985
Intangible asset, net	330,277	398,611
Goodwill	185,717	185,717
Security deposits and other assets	41,809	41,603
Prepaid expenses	183,333	73,340
TOTAL ASSETS	$3,323,579	$2,995,454

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$550,759	$384,820
Deferred revenue	15,000	116,723
Income tax payable	1,350	1,350
Current portion of long-term debt	1,300,000	1,300,000
TOTAL CURRENT LIABILITIES	1,867,109	1,802,893

Convertible debentures, net of discount	467,967	262,319
TOTAL LIABILITIES	2,335,076	2,065,212

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Subscription receivable	(95,000)	(95,000)
Common stock, $.001 par value, 900,000,000 shares authorized, 78,563,952 and 75,463,952 shares issued and outstanding, as of December 31, 2008 and June 30, 2008, respectively	78,564	75,464
Additional paid-in capital	3,948,033	2,933,258
Retained earnings	(2,854,187)	(1,893,743)
Accumulated other comprehensive loss	(88,907)	(89,737)
TOTAL STOCKHOLDERS' EQUITY	988,503	930,242
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,323,579	$2,995,454

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2008 AND 2007 (UNAUDITED)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software subscription revenues	$8,250	$-	$8,250	$-
Professional service revenues	437,603	415,637	1,194,970	900,152
Product and training revenues	14,326	28,957	73,657	70,997
Revenue and equity sharing revenues	-	-	35,000	-
Total Revenues	460,179	444,594	1,311,877	971,149

Cost of Revenues	128,589	165,321	383,978	349,314
Gross Profit	331,590	279,273	927,899	621,835

Operating expenses:
Marketing and sales	128,568	53,460	277,838	99,620
Research and development	68,402	155,000	137,535	249,661
Stock based compensation	(20,685)	5,480	466,453	324,127
General and administrative	368,250	585,017	723,470	900,057

Total operating expenses	544,535	798,957	1,605,296	1,573,465

Loss from operations	(212,945)	(519,684)	(677,397)	(951,630)

Other (income) expenses
Interest expense and amortization of debt discount	179,647	182,553	437,153	211,481
Amortization of deferred financing costs	57,699	71,454	115,398	78,654
Other expense (income)	(154)	(8,535)	41	(9,714)
Realized capital gains	0	0	0	(35,326)
Total other expenses (income)	237,192	245,472	552,592	245,093

(Loss) before taxes	(450,137)	(765,156)	(1,229,989)	(1,196,723)
Income tax provision (benefit)	-	(176,052)	(269,545)	(135,019)

Net (loss) applicable to common shareholders	$(450,137)	$(589,104)	$(960,444)	$(1,061,704)

Comprehensive gain (loss):
Unrealized gain on available for sale marketable securities	10,880	-	830	-

Total comprehensive (loss)	$(439,257)	$(589,104)	$(959,614)	$(1,061,704)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	(0.02)

Weighted number of shares outstanding - basic and diluted	78,563,952	65,380,306	77,917,686	59,079,912

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2008 (UNAUDITED)

	Preferred Stock		Common			Accum		Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Comp (Loss)Inc	Sub Rec'b	Earnings (Deficit)	Equity (Deficit)

Balance June 30, 2008	0	$-	75,463,952	$75,464	$2,933,258	$(89,737)	$(95,000)	$(1,893,743)	$930,242

Issuance of stock for share purchase			555,556	556	99,444				100,000
Change in fair value of marketable services						830			830
Stock issued for prepaid consulting services			2,500,000	2,500	547,500				550,000
Stock issued for quarterly Board compensation			44,444	44	11,956				12,000
Employee stock options					166,324				166,324
Modification of employee stock options					107,500				107,500
Stock options issued for debt guaranty					82,051				82,051
Net loss for period								(960,444)	(960,444)

Balance December 31, 2008	0	$-	78,563,952	$78,564	$3,948,033	$(88,907)	$(95,000)	$(2,854,187)	$988,503

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(960,444)	$(1,061,704)
Adjustments to reconcile net (loss) to cash used in operating activities:

Change in deferred tax asset	(269,670)	(135,054)
Provision for doubtful accounts	(4,500)	-
Stock based compensation	466,453	324,127
Depreciation	5,933	-
Amortization of prepaid interest	110,000	36,666
Amortization of debt discount	170,342	143,083
Amortization of intangibles	68,334	-
Amortization of deferred offering costs	115,398	78,654

Change in operating assets and liabilities:
Accounts and notes receivable	89,957	54,255
Prepaid and other current assets	3,160	(9,600)
Deferred offering costs	-	(86,635)
Income tax receivables/payable	-	8,032
Accounts payable and accrued expenses	165,940	59,779
Deferred licensing fees	-	(33,334)
Deferred revenue	(101,723)	(20,000)
Security deposit	0	(38,323)
Net cash used in operating activities	$(140,820)	$(680,054)

CASH FLOW FROM INVESTING ACTIVITIES:
Equipment purchases and leasehold improvements	-	(10,500)
Net cash provided(used in) by investing activities	$-	$(10,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	-	20,000
Proceeds from sale of common stock	100,000	-
Proceeds from warrant exercises	-	90,000
Proceeds from issuance of convertible debentures	-	1,500,000
Net cash provided by financing activities	$100,000	$1,610,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,820)	919,446

CASH AND CASH EQUIVALENTS at beginning of period	228,467	640,041
CASH AND CASH EQUIVALENTS at end of period	$187,647	$1,559,487

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$13,595	$20,252
Income Taxes	$500	-

Supplemental schedule of non-cash investing and financing activities
Issuance of stock for services to be provided	$550,000	-
Issuance of stock for board of directors quarterly retainer	$12,000	-
Change in ffair value of marketable securites for sale	$830

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)  AS OF DECEMBER 31, 2008

NOTE 1.: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Future Now Group Inc. (“FNGI”, the “Company” or “Future Now”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending June 30, 2009. This document should be read in conjunction with the Company’s Annual Report on Form 10KSB for the fiscal year ended June 30, 2008 and other financial reports filed by the Company from time to time.

NOTE 2.:  BANK CREDIT LINE

On November 6, 2008, the Company entered into a $500,000 working capital credit facility “Credit Line” with a bank.  The Credit Line requires the Company to post a certificate of deposit (“CD”) for up to $250,000 against the total availability on the Credit Line.   The Credit Line is personally guaranteed by the Chief Financial Officer of the Company.   For such guarantee the Chief Financial Officer received 2,500,000 stock options with an exercise price of $0.04.    The Credit Line will bear interest at the prime rate plus 1.5%.    On January 15, 2009, the Company posted a CD of $100,000 and subsequently borrowed $100,000.   As of the date of this report the Company has the ability to borrow down $100,000 more under the Credit Line.

NOTE 3.: COMMON STOCK

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

NOTE 4.: STOCK BASED COMPENSATION

On July 18, 2007, through written consent in lieu of a special meeting of the stockholders and the Board of Directors (the “Board”) of Future Now Inc., the 2007 stock incentive plan was adopted (the “Plan”). The Plan provides a maximum number of shares of the Company’s common stock that may be issued there under, which amount shall be equal to no more than 25% of the outstanding common stock of the Company, determined on the first trading day of each fiscal year.  On August 6, 2008, for certain salary deferrals, the Board granted 1,250,000 options under the Plan to five executive managers (the “Grantees”).  The options granted had an exercise price of $0.26 with ½ vested immediately and the remaining amount on the six-month anniversary. On August 6, 2008, for certain personal guarantee by the Company’s Chief Financial Officer, the Board granted 1,250,000 options under the Plan. The options granted had an exercise price of $0.26 and where fully vested at issuance. On August 31, 2008, the Board granted an additional 100,000 options to four new advisory board members. The options had an exercise price of $0.35 and vest after one year.

On August 8, 2008, as part of a financial consulting agreement, the Company issued 2,500,000 shares of restricted common stock. The agreement is for a period of three years. The market value as of the date of issuance was $550,000. The Company has recorded the initial amount as a Prepaid Expense on the Balance Sheet with the corresponding credit to capital stock and additional paid in capital. The Company is amortizing that amount on a monthly basis over the three-year life of the agreement at a rate of $15,278 per month.    For the six months ended December 31, 2008, the Company recorded $76,390 in stock based compensation related to this arrangement.

On August 31, 2008, the Company issued a total of 44,444 shares of Company stock to its two independent board members as payment for their quarterly retainer fees. The Company recorded $12,000 in stock based compensation related to this issuance.

On October 28, 2008, the Board of Directors granted a total of 2,515,000 stock options to key employees of the Company. The newly issued options consisted of; (i) 2,500,000 five-year stock options issued to the Company’s Chief Financial Officer for a personal guarantee under a $500,000 working capital credit line with a bank.  The options were issued at market and are exercisable at $0.04 and vested immediately. Related to this grant the Chief Financial Officer canceled 1,250,000 stock options previously receivable for a personal guarantee that was executed related to a account receivable factor line of credit that has since been cancelled; and (ii) 15,000 stock options that vest over a four year period and are exercisable at $0.04.   In October 2008, 1,254,625 stock options were forfeited by certain employees related to the termination of their employment with the Company. Additionally, on October 28, 2008, the Company’s Board of Directors authorized to reduce the exercise price to $0.04 and extend the contractual term to five years from October 28, 2008 for an aggregate 7,469,743 fully vested stock option held by key management of the Company.  The revised terms of the stock options was accounted for as a modification in accordance with SFAS 123R.   The modification of the stock options was treated as an exchange of the original award for a new award.  In connection with modification the Company recognized incremental compensation in the amount of $107,046 measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified.   For the six months ended December 31, 2008, the Company recorded a total of $355,875 in stock based compensation related to stock option issuances.

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

Current stock option and warrant pricing assumptions:

	For the Six Months Ended December 31,
	2008	2007
Market prices	$.015 - $.05	$.16 - $.50
Exercise prices	$.04 - $.06	$.16 - $.50
Expected lives	5	5
Expected volatility	115%	115%
Expected dividends	-	-
Risk-free rate of return (weighted average)	3.0 – 4.0%	3.15 – 4.91%

Options

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term
Stock Options

Outstanding at beginning of the year	8,247,243	$0.33	4.75
Granted	12,594,743	$0.05	5.00
Exercised	-	$0.00	-
Forfeited	(9,974,368)	$0.30	-
Outstanding at the end of the period	10,867,618	$0.065	4.95

Options exercisable at the end of the period	8,590,816	-	-

Warrants

The following table sets forth all the Company’s common stock warrant activity as of December 31, 2008:

	Warrants Outstanding	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)
Outstanding at the beginning of the year	9,046,979	$0.41	5.6
Issued or obligated to be issued	277,778	0.36	5.0
Exercised	-	0.00	-
Expired	-	0.00	-
Outstanding at the end of the period	9,324,757	$0.40	5.1
Vested and expected to vest at the end of the period	9,324,757	$0.40	5.1
Exercisable at the end of the period	9,324,757	$0.40	5.1

Stock-based compensation expense for the warrants for the six months ended December 31, 2008 was $22,188.

NOTE 5.: SUBSEQUENT EVENTS

On January 30, 2009, the Board of Directors granted a total of 14,204,048 shares of the Company’s common stock to a total of eight company personnel as compensation for the retirement of a total of $214,481 in compensation that had been deferred since August 2008 (“Salary Conversion”).    The Salary Conversion included all compensation deferred up to and including January 31, 2009.   The number of shares received for the Salary Conversion was priced at the then current market price of the Company’s common stock which was $0.0151.    As part of the Salary Conversion, the Company agreed to pay 20% cash to the personnel to assist with the coverage of tax implications related to the conversion.   The total amount of such payment will be $42,896 and is to be paid on or before December 31, 2009.    As part of the agreement, all of the participants further agreed to defer all or a portion of their February salary as determined by the Chief Executive and Chief Financial Officer of the Company.

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

Trends in our Business

The market demand for our product offering continues to grow rapidly.  Management believes that the downturn in the economy will only increase the demand for offerings that can improve the return on capital expenditures.  Since inception we have serviced over 300 clients.   However, with the January 2009 launch of our new software product, OnTarget™, which now puts our 10 years of expertise in a simple application and provides a price point for every small business, we anticipate the number of clients to grow rapidly.   If our customer base does grow at the pace we anticipate, we will be required to continue making upfront investments in implementation personnel necessary to support this growth.   The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments.  Revenues for the six months ended December 31, 2008 increased by 35% from the same period in 2007, and our gross margins increased to 70.7% from 64.0%.   The increase was primarily due to efficiencies in our consulting process.  We are seeking to achieve further economies of scale as we continue expanding our infrastructure, resulting in a reduction over time of labor costs as a percentage of total revenues, and an increase in our gross margin.

During the three months ended December 31, 2008, we recorded our first monthly subscription revenues related to a number of OnTarget™ beta implementations.   This represented a total of 6 clients and recorded revenue of $8,250.      The majority of our revenue still comes from our professional services offerings and we plan to still provide professional services to select clients.   However, our future growth plans are focused on the rapid deployment of our OnTarget™, monthly subscription-based software-as-a -service.

We expect operating and infrastructure expenses to continue increasing in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions.   We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to future acquisitions.

Going forward we also intend to invest heavily in sales and marketing by increasing the number of sales personnel, the number of distribution channels, building further brand recognition through advertising, writing, speaking and other marketing initiatives.  We expect that sales and marketing expenses will increase in both dollars as well as a percentage of overall operating expenses. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. Even though this reduces short-term operating margins as marketing efficiency improves, more revenues and higher margin should result.

We anticipate that research and development expenses will continue to increase in absolute dollars, but decline over time as a percentage of total revenues as we achieved a position with our software that does not require significant further modifications.

We anticipate that general and administrative expenses will increase in dollars as we add personnel and incur additional expenses to support the expansion of our business and continue to meet the operating requirements of being a public company.

We expect stock-based compensation expenses to increase in absolute dollars but decline over time as a percentage of total revenues, as we continue to comply with the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.   Beginning in the first quarter of 2006, SFAS No. 123R required us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time.

Results of Operations

Summary of Key Results

Total revenues, including revenues from professional services, software subscriptions, training and content sales for the unaudited six months ended December 31, 2008 were $1,311,877, as compared to the revenues of $971,149 for the same period ending December 31, 2007, representing a 35.1% increase. This increase was primarily due to efficiencies in our consulting process.

Total operating expenses including sales and marketing expenses, stock based compensation, research and development and general and administrative expenses for the unaudited six months ended December 31, 2008 were $1,605,296 as compared to $1,573,465 for the same period ending December 31, 2007.   Total general and administrative expenses for the six months ended December 31, 2008 were $723,470 as compared to  $900,057 for the same period ended December 31, 2007.

Results of Operations for the Three Months Ended December 31, 2008 and December 31, 2007

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2008 was $460,179 as compared to revenue of $444,594 for the same period ended December 31, 2007, representing an increase of $15,585 or 3.5% resulting from monthly subscription revenues for our OnTarget™ beta implementations.   The three months ended December 31, 2008 revenues include $437,603 in professional services, $8,250 in monthly software subscription fees and $14,326 in product and training revenue, versus $415,637, $0 and $28,957, respectively, for the same period ended December 31, 2008.   Going forward we intend to focus most of our efforts on rapidly growing revenue from our monthly subscription-based OnTarget™ product.   During the three months ended December 31, 2008 we signed on six new accounts for OnTarget™.

Cost of revenues for the three months ended December 31, 2008 was $128,589, as compared to cost of revenues of $165,321 for the same period ended December 31, 2007, representing a decrease of $36,732 or 22.2%.    Cost of revenues for the three months ended December 31, 2008 was 27.9% of total revenues compared with 37.2% of total revenues for the same period ended December 31, 2007. Gross margins for the three months ended December 31, 2008 was 72.1%, as compared to 62.8% for the same period ended December 31, 2007, representing an increase of 14.8%.   The increase in our gross margins was primarily due to further efficiencies in our consulting process and the higher margins for revenues.

Operating Expenses

Total operating expenses for the three months ended December 31, 2008 were $544,535 as compared to total operating expenses of $798,957 for the same period ending December 31, 2007, representing a decrease of $254,422 or 31.8%.    Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses.  The decrease in the operating expenses during the three months ended December 31, 2008 was primarily due to a decrease in research & development and administrative costs offset by an increase in sales and marketing expenses.    During the three months ended December 31, 2008 we recorded income of $20,685 in stock based compensation compared to $5,480 for the same period ended December 31, 2007.    The income resulted from the reversal of $267,034 in stock-based compensation recorded in the previous quarter related to the issuance of 1,250,000 stock options to one of our officers for a personal guaranty on an account receivable factoring line.   However, during the quarter ended December 31, 2008 we were able to establish a bank credit line of $500,000 and canceled the factoring line.   The officer personally guaranteed the credit line and as part of such guarantee we canceled the original options issued for the factoring line and issued 2,500,000 new stock options.   We recorded $82,051 in stock based compensation for the new guaranty and reversed the $267,034 that resulted in net income of $183,983.   We also recorded $107,500 in stock based compensation related to the re-modification of 7,469,743 employee options and $10,964 in compensation related to options vesting during the three months ended December 31, 2008.

General and administrative expenses for the three months ended December 31, 2008 were $368,250, as compared to general and administrative expenses of $585,017 for the same period ending December 31, 2007, representing a decrease of $216,767, or 37.1%.   The decrease of general and administrative expenses during the three months ended December 31, 2008 was mainly due to cost reduction efforts employed by us.   Included in general and administrative expense we recorded $34,167 in amortization of intangible assets for the three months ended December 31, 2008 versus $0 for the same period ended December 31, 2007.

Marketing and sales expenses for the three months ended December 31, 2008 were $128,568, as compared to marketing and sales expenses for the three months ended December 31, 2007 of $53,460 representing an increase of $75,108, or 140.5%.   Marketing and sales expenses as a percentage of revenue for the three months ended December 31, 2008 was 27.9% as compared to 12.0% for the same period ended December 31, 2007.    The increase represented the planned expansion of marketing, sales and advertising campaign spending as well as a new executive sales team.

Research and development expenses for the three months ended December 31, 2008 were $68,402, as compared to $155,000 for the three months ended December 31, 2007 representing a decrease of $86,598, or 55.9%.    Research and development expenses as a percentage of revenue for the three months ended December 31, 2008 was 14.9% as compared to 34.9.% for the same period ended December 31, 2007.  The decrease was primarily due to decreased outside vendor expenses related to software development and other cost reduction efforts of the Company.

Other Income and Expenses

During the three months ended December 31, 2008 we earned interest of $155, as compared to earning $8,224 of interest for the same period ended December 31, 2007.

For the three months ended December 31, 2008, we incurred interest expense of $121,703 as compared to $81,463 for the same period ended December 31, 2007. For the three month period ended December 31, 2008, we recorded $102,944 in debt discount amortization and $38,246 in deferred offering cost amortization as compared to $101,090 and $34,860, respectively, for the same period ending December 31, 2007.

Net Income (Loss)

Our net loss for the three months ended December 31, 2008 was ($450,137) as compared to a net loss of ($589,104), for the same period ended December 31, 2007.     Net loss as a percentage of total revenues was 97.8% for the three months ended December 31, 2008, as compared to 132.5% for the same period ended December 31, 2007. The decrease in net loss during the quarter ended December 31, 2008 was primarily attributable to cost reductions employed by us offset by increased sales and marketing expenses.

Results of Operations for the Six Months Ended December 31, 2008 and December 31, 2007

Revenues and Cost of Revenues

Total revenue for the six months ended December 31, 2008 was $1,311,877 as compared to revenue of $971,149 for the same period ended December 31, 2007, representing an increase of $340,728 or 35.1% resulting from efficiencies in our consulting process.    The six months ended December 31, 2008 revenues include $1,194,970 in professional services, $8,250 in monthly software subscription fees, $73,657 in product and training revenue and $35,000 in a revenue and equity sharing arrangement with a client, versus $900,152, $0, $70,997 and $0, respectively, for the same period ended December 31, 2008.   The increase in professional services resulted primarily from an expanded contract for a current customer.    Going forward we intend to focus most of our efforts on rapidly growing revenue from our monthly subscription-based OnTarget™ product.   During the six months ended December 31, 2008 we signed on six new accounts for OnTarget™.

Cost of revenues for the six months ended December 31, 2008 was $383,978, as compared to cost of revenues of $349,314 for the same period ended December 31, 2007, representing an increase of $34,664, or 9.9%.    Cost of revenues for the six months ended December 31, 2008 was 29.3% of total revenues compared with 36% of total revenues for the same period ended December 31, 2007.   Gross margins for the six months ended December 31, 2008 was 70.7%, as compared to 64.0% for the same period ended December 31, 2007, representing an increase of 10.5%.   The increase in our gross margins was primarily due to further efficiencies in our consulting process and the higher margins for revenues.

Operating Expenses

Total operating expenses for the six months ended December 31, 2008 were $1,605,296 as compared to total operating expenses of $1,573,465 for the same period ending December 31, 2007, representing an increase of $31,833 or 2.0%.    Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses.  The increase in the operating expenses during the six months ended December 31, 2008 was primarily due to increases in sales and marketing expenses and stock based compensation.    During the six months ended December 31, 2008 we recorded $466,453 in stock based compensation compared to $324,127 for the same period ended December 31, 2007.   Stock based compensation expenses as a percentage of revenue for the six months ended December 31, 2008 was 35.6% as compared to 33.4% for the same period ended December 31, 2007.

General and administrative expenses for the six months ended December 31, 2008 were $732,470, as compared to general and administrative expenses of $900,057 for the same period ending December 31, 2007, representing a decrease of $167,587 or 18.6%.   The decrease of general and administrative expenses during the six months ended December 31, 2008 was mainly due to cost reduction efforts employed by us.   Included in general and administrative expense we recorded $67,334 in amortization of intangible assets for the six months ended December 31, 2008 versus $0 for the same period ended December 31, 2007.

Marketing and sales expenses for the six months ended December 31, 2008 were $277,838, as compared to marketing and sales expenses for the same period ended December 31, 2007 of $99,620 representing an increase of $178,218, or 178.9%.   Marketing and sales expenses as a percentage of revenue for the six months ended December 31, 2008 was 21.2% as compared to 10.3% for the same period ended December 31, 2007.    The increase represented the planned expansion of marketing, sales and advertising campaign spending as well as a new executive sales team.

Research and development expenses for the six months ended December 31, 2008 were $137,535, as compared to $249,661 for the six months ended December 31, 2007 representing a decrease of $112,126, or 44.9%.    Research and development expenses as a percentage of revenue for the six months ended December 31, 2008 was 10.5% as compared to 25.7% for the same period ended December 31, 2007.  The decrease was primarily due to decreased outside vendor expenses related to software development and other cost reduction efforts of the Company.

Other Income and Expenses

During the six months ended December 31, 2008 we earned interest of $175, as compared to earning $11,479 of interest for the same period ended December 31, 2007.

For the six months ended December 31, 2008, we incurred interest expense of $231,504 as compared to $110,391 for the same period ended December 31, 2007.  For the six month period ended December 31, 2008, we recorded $170,340 in debt discount amortization and $115,398 in deferred offering cost amortization as compared to $143,083 and $78,654, respectively, for the same period ending December 31, 2007.

Net Income (Loss)

Our net loss for the six months ended December 31, 2008 was ($960,444) as compared to a net loss of ($1,061,704), for the same period ended December 31, 2007.     Net loss as a percentage of total revenues was 73.2% for the three months ended December 31, 2008, as compared to a net loss of 109.3% for the same period ended December 31, 2007. The decrease in net loss during the six months ended December 31, 2008 was primarily attributable to cost reductions employed by us which were offset by increased sales and marketing expenses.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $140,820 for the six months ended December 31, 2008, as compared to $680,054 for the same period ending December 31, 2007.   The decrease in cash used for operating activities for the six months ended December 31 2008 was primarily a result of reduced net operating loses.

Cash Flow Used in Investing Activities

Investing activities used cash of $0 for the six months ended December 31, 2008, as compared to cash provided of $10,500 for the same period ended December 31, 2007.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

We derive our revenue from the sale of products and services that we classify into the following three categories: (1) professional services; (2) software subscriptions, and (3) training and product sales.   We utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to customers.

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

Equity/revenue sharing revenues

We derive revenue through revenue and equity sharing arrangements (“RSP/ESP Agreement”) whereby we participate in online revenue (“Revenue Participation”) increases resulting from our recommendations and in an effort to reduce the cash outlay by clients might take some fees as equity ownership (“Equity Participation”) in clients. Along with all RSP/ESP Agreements we will also take cash payments for licensing, training and support services. Our policy as it pertains to recognizing revenue related to such revenue is recorded as it is earned based upon stages outlined in the RSP/ESP Agreement.

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

Research and Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We determine technological feasibility when a working model has been completed. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release.   We have not capitalized any research and software development costs because technological feasibility has not been established for software being developed during the period ended December 31, 2008 but we are considering such in our next quarter.

Debt Obligations with Warrants

Between the period of March 2007 and August 15, 2007, pursuant to an investment subscription agreement and closing documents (the “Offering”), we offered for sale three year 10.5% convertible promissory notes (the “Notes”), convertible into shares of our common stock. In the offering, we sold units consisting of $50,000 in Notes and seven-year warrants to purchase 16,000 shares of our common stock, at an exercise price of $0.75 per share (the “Warrants’). We issued Notes with a face amount of $675,000 and 216,000 Warrants. Under a placement agent agreement related to the Offering, we also issued placement agent warrants (“Placement Warrants”) in the amount of $28,161

In accordance with GAAP, we estimated the fair value of the Notes, Warrants and Placement Warrants. The initial fair value of the Notes reflected a fair value adjustment to the Notes for the estimated fair value of the Warrants issued in connection with this debt. The estimated fair value of the Warrants at the date of issuance, using the Black-Scholes valuation method, was $99,800, and has been recorded as a debt discount against the face value of the $675,000 Notes. This discount is being amortized as interest expense over the three-year term of the Notes. The initial fair value of the Placement Warrants that we are obligated to issue, using the Black Scholes valuation method, was $15,349, and has been recorded as deferred offering costs on the Financial Statements. The amount is being amortized over the three- year term of the Notes.

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

Goodwill and Intangible Assets

We account for our goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.: LEGAL PROCEEDINGS

We are not a party to any legal proceedings. From time to time, we are involved in various routine non-material legal proceedings incidental to the conduct of our business.

ITEM 1A.: RISK FACTORS

Not applicable.

ITEM 2.: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 28, 2008, the Board of Directors granted a total of 9,994,743 stock options to our key employees. The newly issued options consisted of: (i) 2,500,000 five-year stock options issued to our Chief Financial Officer for a personal guarantee under a $500,000 working capital credit line with a bank.  The options were issued at market and are exercisable at $0.04 and vested immediately. Related to this grant the Chief Financial Officer canceled 1,250,000 stock options previously receivable for a personal guarantee that was executed related to a account receivable factor line of credit that has since been cancelled; (ii) 15,000 stock options that vest over a four year period and are exercisable at $0.04; and (iii) 7,479,743 stock options issued to our key management.   In October 2008, 1,254,625 stock options were forfeited by certain employees related to the termination of their employment with us and certain employees canceled 7,469,743 stock options previously held.

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

FUTURE NOW GROUP INC.

Date: February 17, 2009	By: /s/ Jeffrey Eisenberg
Jeffrey Eisenberg
Chief Executive Officer and Director

Date: February 17, 2009	By: /s/ William Schloth
William Schloth Chief Financial and Accounting Officer and Director

EXHIBIT INDEX

Exhibit No .	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002