Form 10-Q
period 2009-03-31
Future Now Group Inc.
filed 2009-05-20
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐  No  ☒

As of May 20, 2009, there were 78,563,952 shares of our common stock, par value $0.001 per share, outstanding.

FUTURE NOW GROUP INC.
Form 10-QSB
Quarterly Report
March 31, 2009

Table of Contents

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to the Financials

FUTURE NOW GROUP INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND JUNE 30, 2008 (AUDITED)

	3/31/09	6/30/08
	(UNAUDITED)	(AUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$122,218	$228,467
Investment in available for sale marketable securities	20,827	60,266
Accounts receivable, net	199,735	289,299
Note receivable	57,880	53,115
Other current assets	9,500	30,007
Prepaid expenses	556,109	219,996
TOTAL CURRENT ASSETS	966,269	881,150

Fixed assets, net	35,806	44,706
Investment in unconsolidated subsidiary, at cost	82,000	82,000
Deferred offering costs, net	0	250,342
Deferred tax asset	1,307,655	1,037,985
Intangible asset, net	296,110	398,611
Goodwill	185,717	185,717
Security deposits and other assets	30,583	41,603
Prepaid expenses	0	73,340
TOTAL ASSETS	$2,904,140	$2,995,454

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$526,529	$384,820
Deferred revenue	15,000	116,723
Income tax payable	1,350	1,350
Current portion of long-term debt	1,450,000	1,300,000
TOTAL CURRENT LIABILITIES	1,992,879	1,802,893

Convertible debentures, net of discount	570,672	262,319
TOTAL LIABILITIES	2,563,551	2,065,212

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Subscription receivable	(70,000)	(95,000)
Common stock, $.001 par value, 900,000,000 shares authorized, 78,563,952 and 75,463,952 shares issued and outstanding, as of March 31, 2009 and June 30, 2008, respectively	78,564	75,464
Additional paid-in capital	4,162,514	2,933,258
Retained earnings	(3,666,316)	(1,893,743)
Accumulated other comprehensive loss	(164,173)	(89,737)
TOTAL STOCKHOLDERS' EQUITY	340,589	930,242
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,904,140	$2,995,454

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software subscription revenues	$110,500	$-	$118,757	$-
Professional service revenues	93,607	411,761	1,330,961	1,293,055
Product and training revenues	1,868	67,146	33,135	157,001
Revenue and equity sharing revenues	-	150,000	35,000	150,000
Total Revenues	205,975	628,907	1,517,853	1,600,056

Cost of Revenues	85,304	171,031	400,490	520,345
Gross Profit	120,671	457,876	1,117,363	1,079,711

Operating expenses:
Marketing and sales	22,420	132,824	307,981	236,272
Research and development	155,773	139,565	309,482	389,226
Stock based compensation	45,834	12,270	512,287	336,397
General and administrative	298,344	546,170	1,067,104	1,441,017

Total operating expenses	522,371	830,829	2,196,854	2,402,912

Loss from operations	(401,700)	(372,954)	(1,079,491)	(1,323,201)

Other (income) expenses
Interest expense and amortization of debt discount	212,402	229,315	649,448	440,794
Amortization of deferred financing costs	134,944	71,743	250,343	150,397
Other expense (income)	65,040	33,197	62,786	24,867
Realized capital gains	-	-	-	(35,326)
Total other expenses (income)	412,386	334,255	962,577	580,732

(Loss) before taxes	(814,086)	(707,209)	(2,042,068)	(1,903,933)
Income tax provision (benefit)	50	(98,096)	(269,495)	(233,113)

Net (loss) applicable to common shareholders	$(814,136)	$(609,113)	$(1,772,573)	$(1,670,820)

Comprehensive (loss):
Unrealized loss on available for sale marketable securities	(75,267)	(119,186)	(74,439)	(119,186)

Total comprehensive (loss)	$(889,403)	$(728,299)	$(1,847,012)	$(1,790,006)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	(0.03)

Weighted number of shares outstanding -
basic and diluted	78,563,952	71,242,191	78,130,741	66,841,832

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

	Preferred Stock		Common			Accum		Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Comp (Loss)	Sub Rec'b	Earnings (Deficit)	Equity (Deficit)

Balance June 30, 2008	0	$-	75,463,952	$75,464	$2,933,258	$(89,737)	$(95,000)	$(1,893,743)	$930,242

Issuance of stock for share purchase			555,556	556	99,444				100,000
Change in fair value of marketable services						(74,436)			(74,436)
Stock issued for prepaid consulting services			2,500,000	2,500	547,500				550,000
Stock issued for quarterly Board compensation			44,444	44	11,956				12,000
Employee stock options					166,323				166,323
Modification of employee stock options					107,500				107,500
Stock options issued for debt guaranty					82,052				82,052
Reduction to subscription receiv able due to separation agreement							25,000		25,000
Officer compensation waiver					214,481				214,481
Net loss for period								(1,772,573)	(1,772,573)

Balance March 31, 2009	0	$-	78,563,952	$78,564	$4,162,514	$(164,173)	$(70,000)	$(3,666,316)	$340,589

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(1,772,573)	$(1,670,820)
Adjustments to reconcile net (loss) to cash used in operating activities:

Change in deferred tax asset	(269,670)	(235,054)
Realized gain on sales of investment	-	(35,326)
Provision for doubtful accounts	(4,500)	45,000
Stock based compensation	512,287	336,397
Depreciation	8,900	2,967
Amortization of prepaid interest	165,000	91,667
Amortization of debt discount	307,469	300,568
Amortization of intangibles	102,501	-
Amortization of deferred offering costs	250,342	150,397

Change in operating assets and liabilities:
Accounts and notes receivable	94,064	(22,701)
Prepaid and other current assets	(14,605)	(9,600)
Deferred offering costs	-	(82,340)
Income tax receivables/payable	-	7,481
Accounts payable and accrued expenses	405,236	52,985
Deferred licensing fees	-	(33,334)
Deferred revenue	(101,722)	112,500
Security deposit	11,022	(40,122)
Net cash used in operating activities	$(306,249)	$(1,029,335)

CASH FLOW FROM INVESTING ACTIVITIES:
Issuance of revolving credit facility	-	(45,115)
Proceeds from sale of investment	-	35,326
Equipment purchases and leasehold improvements	-	(30,300)
Net cash provided(used in) by investing activities	$-	$(40,089)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	-	20,000
Proceeds from sale of common stock	100,000	-
Proceeds from bank credit line	100,000
Proceeds from warrant exercises	-	90,000
Proceeds from issuance of convertible debentures	-	1,500,000
Net cash provided by financing activities	$200,000	$1,610,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(106,249)	540,576

CASH AND CASH EQUIVALENTS at beginning of period	228,467	640,041
CASH AND CASH EQUIVALENTS at end of period	$122,218	$1,180,617

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$16,823	$27,396
Income Taxes	$500	$250

Supplemental schedule of non-cash investing and financing activities
Deferred offering warrant costs	$-	$308,315
Issuance of stock for services to be provided	$550,000
Debt discount on convertible notes	$-	$92,374
Issuance of stock for board of directors quarterly retainer	$12,000
Contribution of deferred compensation to equity	$241,481
Forgiveness of promissory note	$25,000
Change in fair value of marketable securites for sale	$(74,436)
Conversion of convertible debt	$-	$200,000
Promissory notes issued for option purchases	$-	$95,000
Prepaid interest and deferred offering withheld from gross proceeds from the issuance of convertible debentures	$-	$550,000
Receipt of marketable securities for engagement terms	$-	$150,000

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)  AS OF MARCH 31, 2009

NOTE 1.: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Future Now Group Inc. (“FNGI”, the “Company” or “Future Now”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. This document should be read in conjunction with the Company’s Form 10KSB filing for June 30, 2008 and other financial reports filed from time to time with the Securities and Exchange Commission.

Liquidity. As of March 31, 2009, we had $122,218 in cash, of which $100,000 is restricted and acts as collateral for a bank credit facility. We had $20,827 in marketable securities and $199,735 in accounts receivable, $1,026,610 in working capital deficiency, and an accumulated deficit of $3,666,316. Our net loss and operating loss for the nine months ended March 31, 2009 was $1,772,572 and $1,079,491 million, respectively. On April 13, 2009 an investor with $1,800,000 principal amount of convertible notes issued a default notice for non-payment. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company is presently in discussions with the investor that issued the default notice and is also exploring other potential financial transaction to restructure the Balance Sheet so as to continue to effectively pursue its business plan. Once restructured the Company plans to continuing to look for additional capital as well as consider other strategic financial transaction and partnering opportunities. Until such a time the Company plans to maintain its operations at bear minimum costs and management will continue to defer compensation as required. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

NOTE 2.: BANK CREDIT LINE

On November 6, 2008, the Company entered into a $500,000 working capital credit facility “Credit Line” with a bank. The Credit Line requires the Company to post a certificate of deposit (“CD”) for up to $250,000 against the total availability on the Credit Line. The Credit Line is personally guaranteed by the Chief Financial Officer of the Company. For such guarantee the Chief Financial Officer received 2,500,000 stock options with an exercise price of $0.04. The Credit Line will bear interest at the prime rate plus 1.5%. On January 15, 2009, the Company posted a CD of $100,000 and subsequently borrowed $100,000. On May 10, 2009, the Company informed the bank which held the Credit Line that they wanted to close down the Credit Line. The amount outstanding immediately prior to this was $100,000. The CD that was held as collateral for the Credit Line was $100,000, as part of the closing of the Credit Line the CD was used to payoff the Credit Line.

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

On January 30, 2009, the Board of Directors granted a total of 14,204,048 shares of the Company’s common stock to a total of eight company personnel as compensation for the retirement of a total of $214,481 in compensation that had been deferred since August 2008 (“Salary Conversion”). The Salary Conversion included all compensation deferred up to and including January 31, 2009. The number of shares received for the Salary Conversion was priced at the then current market price of the Company’s common stock which was $0.0151. As part of the Salary Conversion, the Company agreed to pay 20% cash to the personnel to assist with the coverage of tax implications related to the conversion. The total amount of such payment will be $42,896 and is to be paid on or before December 31, 2009. As part of the agreement, the participants further agreed to defer all or a portion of their February salary as determined by the Chief Executive and Financial Officer of the Company.

On March 30, 2009, the Board of Directors, by the agreement of all personnel that participated in the Salary Conversion, resolved to cancel the grant. Such shares will be returned to treasury. Furthermore through written acknowledgement of the participants in the Salary Conversion all $214,481 that was accrued was waived by such participants. Such amount was recorded in the Company statement of operations as an expense with the corresponding credit to paid-in-capital. From February 1, 2009 through March 31, 2009 certain personnel again deferred their compensation. Through March 31, 2009 $119,100 has been deferred and is recorded as a liability on the Balance Sheet.

NOTE 4.: STOCK BASED COMPENSATION

On July 18, 2007, through written consent in lieu of a special meeting of the stockholders and the Board of Directors (the “Board”) of the Company, the 2007 stock incentive plan was adopted (the “Plan”). The Plan provides a maximum number of shares of the Company’s common stock that may be issued there under, which amount shall be equal to no more than 25% of the outstanding common stock of the Company, determined on the first trading day of each fiscal year. On August 6, 2008, for certain salary deferrals, the Board granted 1,250,000 options under the Plan to five executive managers (the “Grantees”). The options granted had an exercise price of $0.26 with 50% vesting immediately and the remaining amount vesting on the six-month anniversary. On August 6, 2008, for a certain personal guarantee by the Company’s Chief Financial Officer, the Board granted 1,250,000 options under the Plan. The options granted had an exercise price of $0.26 and were fully vested at issuance. On August 31, 2008, the Board granted an additional 100,000 options to four new advisory board members. The options had an exercise price of $0.35 and vest after one year.

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

On October 28, 2008, the Board of Directors granted a total of 2,515,000 stock options to key employees of the Company. The newly issued options consisted of; (i) 2,500,000 five-year stock options issued to the Company’s Chief Financial Officer for a personal guarantee under a $500,000 working capital credit line with a bank. The options were issued at market and are exercisable at $0.04 and vested immediately. Related to this grant the Chief Financial Officer canceled 1,250,000 stock options previously received for a personal guarantee that was executed related to an accounts receivable factor line of credit that has since been cancelled; and (ii) 15,000 stock options that vest over a four year period and are exercisable at $0.04. In October 2008, 1,254,625 stock options were forfeited by certain employees related to the termination of their employment with the Company. Additionally, on October 28, 2008, the Company’s Board of Directors authorized to reduce the exercise price to $0.04 and extend the contractual term to five years from October 28, 2008 for an aggregate 7,469,743 fully vested stock options held by key management of the Company. The revised terms of the stock options were accounted for as a modification in accordance with SFAS 123R. The modification of the stock options was treated as an exchange of the original award for a new award. In connection with the modification the Company recognized incremental compensation in the amount of $107,500 measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. For the nine months ended March 31, 2009, the Company recorded a total of $355,873 in stock based compensation related to stock option issuances.

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

Current stock option and warrant pricing assumptions:

	For the Nine Months Ended March 31,
	2009	2008
Market prices	$.015 - $.05	$.16 - $.50
Exercise prices	$.04 - $.06	$.16 - $.50
Expected lives	5	5
Expected volatility	115%	115%
Expected dividends	-	-
Risk-free rate of return (weighted average)	3.0 – 4.0%	3.15 – 4.91%

Options

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term
Stock Options

Outstanding at beginning of the year	8,247,243	$0.33	4.75
Granted	12,594,743	$0.05	5.00
Exercised	-	$0.00	-
Forfeited	(9,974,368)	$0.30	-
Outstanding at the end of the period	10,867,618	$0.065	4.95

Options exercisable at the end of the period	8,590,816	-	-

Warrants

The following table sets forth all the Company’s common stock warrant activity as of March 31, 2009:

	Warrants Outstanding	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)
Outstanding at the beginning of the year	9,046,979	$0.41	5.6
Issued	277,778	0.36	4.7
Exercised	-	0.00	-
Expired	-	0.00	-
Outstanding at the end of the period	9,324,757	$0.40	4.7
Vested	9,324,757	$0.40	4.7
Exercisable at the end of the period	9,324,757	$0.40	4.7

NOTE 5.: SUBSEQUENT EVENTS

On April 13, 2009, the Company received two notices, each dated April 8, 2009. Each of the letters were written and signed on behalf of the lenders, Professional Traders Management LLC and Professional Offshore Opportunity Fund Ltd (collectively referred to as “PTM”). The letters stated that under Section 6 of the secured convertible debentures, the Company was in default for non-payment, as a result of which PTM intends to begin a foreclosure process within five (5) business days. As of the date of this filing no foreclosure process has begun and the Company is currently in the process of negotiating with PTM. The face value of the debt that is currently in default is $1,800,000.

In addition to the negotiations with PTM the Company is also in technical default of the convertible notes (the “Notes”) entered into on various dates between March 2007 and August 2007. Section 2 (c) of such Notes contains an automatic principal redemption feature (the “Redemption Feature”) whereby the Company will pay three and one-half percent of its gross revenues to redeem the Notes. The first measurement period for the redemption payment was from April 1, 2007 through March 31, 2008. In April 2008, the Company remitted a total of $75,891 in principal to the Note holders. The outstanding principal balance of the Notes as of March 31, 2009 was $374,109 and accrued interest of $13,811. For the period from April 1, 2008 through March 31, 2009 the Company reported $2,002,141 in gross revenue. As such a redemption payment of $70,074 is currently due on the Notes.

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

Trends in our Business

The market demand for our product offering continues to grow rapidly. The down turn in the economy should only increase the demand for offerings that can improve the return on capital expenditures. Since inception we have serviced over 300 clients. However, with the January 2009 launch of our new software product, Ontarget™, which now puts our Company’s 10 years of expertise in a simple application and a price point for every small business we anticipate the number of clients to grow rapidly. If our customer base does grow at the pace we expect we will be required to continue making upfront investments in personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Revenues for the nine months ended March 31, 2009 decreased by 5.1% compared to the same period in 2008, and our gross margins increased to 73.6% from 67.5%, respectively.

During the three months ended March 31, 2009 we signed on and billed 55 new OnTarget™ customers versus 8 for the prior quarter and 0 for the same period in the prior year. During the three months ended March 31, 2009 we recorded a total of $110,500 in monthly subscription fee revenues versus $8,250 for the prior quarter and $0 the same period in the prior year. We still plan to deliver custom professional services, however, our future growth plans are focused on the rapid deployment of our software-as-a –service product.

We expect operating and infrastructure expenses to continue increasing in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to future acquisitions.Going forward we also intend to invest in sales and marketing by increasing the number of sales personnel, the number of distribution channels, building further brand recognition through advertising, writing, speaking and other marketing initiatives. We expect that sales and marketing expenses will increase in both dollars as well as a percentage of overall operating expenses. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. Even though this reduces short-term operating margins as marketing efficiency improves, more revenues and higher margin should result.

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

Results of Operations

Summary of Key Results

Total revenues, including revenues from professional services, software subscriptions, training and content sales for the unaudited nine months ended March 31, 2009 were $1,517,853, as compared to the revenues of $1,600,056 for the same period ending March 31, 2008, representing a 5.1% decrease.

Total operating expenses including sales and marketing expenses, stock based compensation, research and development and general and administrative expenses for the unaudited nine months ended March 31, 2009 were $2,196,854 as compared to $2,402,912 for the same period ending March 31, 2008. Total general and administrative expenses for the nine months ended March 31, 2009 were $1,067,104 as compared to $1,441,017 for the same period ended March 31, 2008.

Results of Operations for Unaudited Three Months Ended March 31, 2009 and March 31, 2008

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2009 was $205,975 as compared to revenue of $628,907 for the same period ended March 31, 2008, representing a decrease of $422,932 or 67.2%. Revenues for the three months ended March 31, 2009 include $94,475 in professional services and training fees and $110,500 in monthly software subscription fees versus $478,907, and $0 respectively, for the same period ended March 31, 2008. During the three months ended March 31, 2009, we signed on 55 new customers for Ontarget™.

Cost of revenues for the three months ended March 31, 2009 was $85,304, as compared to cost of revenues of $171,031 for the same period ended March 31, 2008, representing a decrease of $85,727, or 50.1%. Cost of revenues for the three months ended March 31, 2009 was 41.4% of total revenues compared with 27.2% of total revenues for the same period ended March 31, 2008. Gross margins for the three months ended March 31, 2009 was 58.6%, as compared to 72.8% for the same period ended March 31, 2008, representing a decrease of 19.5%. The decrease in our gross margins was primarily due to lower revenues due to the shift in our business plan to a monthly subscription based software model.

Operating Expenses

Total operating expenses for the three months ended March 31, 2009 were $522,371 as compared to total operating expenses of $830,829 for the same period ending March 31, 2008, representing a decrease of $308,458 or 37.1%. Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses. The decrease in the operating expenses during the three months ended March 31, 2009 was primarily due to continued cost reductions at the Company. During the three months ended March 31, 2009 we recorded $45,834 in stock based compensation compared to $12,270 for the same period end March 31, 2008.

General and administrative expenses for the three months ended March 31, 2009 were $298,344, as compared to general and administrative expenses of $546,170 for the same period ending March 31, 2008, representing a decrease of $247,826, or 45.4%. The decrease of general and administrative expenses during the three months ended March 31, 2009 was mainly due to cost reduction efforts employed by us. Included in general and administrative expense we recorded $34,167 in amortization of intangible assets for the three months ended March 31, 2009 versus $0 for the same period ended March 31, 2008.

Marketing and sales expenses for the three months ended March 31, 2009 were $22,420, as compared to marketing and sales expenses for the three months ended March 31, 2008 of $132,824 representing a decrease of $110,404, or 83.1%. Marketing and sales expenses as a percentage of revenue for the three months ended March 31, 2009 was 10.9% as compared to 21.1% for the same period ended March 31, 2008. The decrease represented the continued cost reduction, the departure of our executive sales personnel and the move to our new software subscription model.

Research and development expenses for the three months ended March 31, 2009 were $155,773, as compared to $139,565 for the three months ended March 31, 2008 representing an increase of $16,208, or 11.6%. Research and development expenses as a percentage of revenue for the three months ended March 31, 2009 was 75.6% as compared to 22.2% for the same period ended March 31, 2008.

Other Income and Expenses

During the three months ended March 31, 2009 we earned interest of $68, as compared to earning $6,722 of interest for the same period ended March 31, 2008.

For the three months ended March 31, 2009, we incurred interest expense of $109,697 as compared to $71,829 for the same period ended March 31, 2008. For the three month period ended March 31, 2009, we recorded $102,705 in debt discount amortization and $134,944 in deferred offering cost amortization as compared to $157,486 and $71,743 respectively, for the same period ending March 31, 2008. For the three months ended March 31, 2009 in connection with a separation agreement with Howard Kaplan, we recorded a $25,000 expense related to his promissory note and recorded $40,000 in settlement costs related to separation for Mr. Kaplan and the executive sales team. For the period ended March 31, 2008 we recorded $40,000 as other expense related to penalties associated with the delayed filing of our registration statement.

Net (Loss)

Our net loss for the three months ended March 31, 2009 was ($813,136) as compared to a net loss of ($609,113), for the same period ended March 31, 2008. Net loss as a percentage of total revenues was 395.3% for the three months ended March 31, 2009, as compared to 96.9% for the same period ended March 31, 2008. The increase in net loss during the quarter ended March 31, 2009 was due to the shift in our business model offset by continued cost reductions.

Results of Operations for Unaudited Nine Months Ended March 31, 2009 and March 31, 2008

Revenues and Cost of Revenues

Total revenue for the nine months ended March 31, 2009 was $1,517,853 as compared to revenue of $1,600,056 for the same period ended March 31, 2008, representing a decrease of $82,203 or 5.1%. For nine months ended March 31, 2009, revenues include $1,364,096 in professional services and training fees, $118,757 in monthly software subscription fees and $35,000 in a revenue and equity sharing arrangement with a client, versus $1,450,056, $0, and $150,000, respectively, for the same period ended March 31, 2008. The decrease in professional services resulted primarily from our business model shift to a lower price, higher volume subscription based product. During the nine months ended March 31, 2009 we signed on sixty-three new accounts for Ontarget™.

Cost of revenues for the nine months ended March 31, 2009 was $400,490, as compared to cost of revenues of $520,345 for the same period ended March 31, 2008, representing a decrease of $119,855, or 23.0%. Cost of revenues for the nine months ended March 31, 2009 was 26.4% of total revenues compared with 32.5% of total revenues for the same period ended March 31, 2008. Gross margins for the nine months ended March 31, 2009 was 73.6%, as compared to 67.5% for the same period ended March 31, 2008, representing an increase of 9.3%. The increase in our gross margins was primarily due to further efficiencies in our consulting process and the higher margins for revenues.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2009 were $2,196,854 as compared to total operating expenses of $2,402,912 for the same period ending March 31, 2008, representing a decrease of $206,058 or 8.6%. Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses. The decrease in the operating expenses during the three months ended March 31, 2009 was primarily due to continued cost reductions at the Company. During the nine months ended March 31, 2009 we recorded $512,287 in stock based compensation compared to $336,397 for the same period ended March 31, 2008.

General and administrative expenses for the nine months ended March 31, 2009 were $1,067,104, as compared to general and administrative expenses of $1,441,017 for the same period ending March 31, 2008, representing a decrease of $373,913 or 25.9%.   The decrease of general and administrative expenses during the nine months ended March 31, 2009 was mainly due to cost reduction efforts employed by the Company.   Included in general and administrative expense we recorded $102,501 in amortization of intangible assets for the nine months ended March 31, 2009 versus $0 for the same period ended March 31, 2008.

Marketing and sales expenses for the nine months ended March 31, 2009 were $307,981, as compared to marketing and sales expenses for the same period ended March 31, 2008 of $236,272 representing an increase of $71,709, or 30.4%.  Marketing and sales expenses as a percentage of revenue for the nine months ended March 31, 2009 was 20.3% as compared to 14.8% for the same period ended March 31, 2008.    The increase represented the planned expansion of marketing, sales and advertising campaign spending as well as a new executive sales team.

Research and development expenses for the nine months ended March 31, 2009 were $309,482, as compared to $389,226 for the nine months ended March 31, 2008 representing a decrease of $79,744, or 20.5%.    Research and development expenses as a percentage of revenue for the nine months ended March 31, 2009 was 20.4% as compared to 24.3% for the same period ended March 31, 2008. The decrease in the operating expenses during the nine months ended March 31, 2009 was primarily due to continued cost reductions at the Company.

Other Income and Expenses

During the nine months ended March 31, 2009 we earned interest of $252, as compared to earning $13,121 of interest for the same period ended March 31, 2008.

For the nine months ended March 31, 2009, we incurred interest expense of $341,094 as compared to $182,219 for the same period ended March 31, 2008.  For the nine month period ended March 31, 2009, we recorded $308,354 in debt discount amortization and $250,343 in deferred offering cost amortization as compared to $258,575 and $150,397, respectively, for the same period ending March 31, 2008. For the nine months ended March 31, 2009, in connection with a separation agreement with Howard Kaplan, we recorded a $25,000 expense related to his promissory note and recorded $40,000 in settlement costs related to separation for Mr. Kaplan and the executive sales team.    For the nine month period ended March 31, 2008 we recorded $40,000 as other expense related to penalties associated with the delayed filing of our registration statement.

Net (Loss)

Our net loss for the nine months ended March 31, 2009 was ($1,772,573) as compared to a net loss of ($1,670,820), for the same period ended March 31, 2008.  Net loss as a percentage of total revenues was 116,8% for the three months ended March 31, 2009, as compared to 104.4% for the same period ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $122,218 in cash, of which $100,000 is restricted and acts as collateral for a bank credit facility.  We had $20,827 in marketable securities, $199,735 in accounts receivable, $1,026,610 in working capital deficiency, and an accumulated deficit of $3,666,316.

On April 13, 2009, Professional Traders Management LLC and Professional Offshore Opportunity Fund Ltd. (collectively referred to as “PTM”), investors in our secured convertible debentures, issued default notices for our non-payment of the convertible debentures with a face value of $1,8000.  PTM indicated that it intends to begin a foreclosure process within five business days.  As of the date hereof, no foreclosure process has been initiated against us. We are presently in negotiations with PTM and are also exploring other potential transactions to permit us to continue to effectively pursue our business plan.    These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue to look for additional capital as well as to consider other strategic financial transactions and partnership opportunities.   Until such a time as we undertake a strategic financial transaction or partnership opportunity, we intend to maintain minimum operating costs and management will continue to defer compensation as required.   No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

Cash Provided by Financing Activities

On August 25, 2008, we entered into a securities purchase agreement (the “Purchase Agreement”) with one investor (the “Buyer”) pursuant to which we sold 555,556 shares of common stock, $0.001 par value (the “Common Stock”), and warrants to purchase 277,778 shares of common stock (the “Warrants”) to the Buyer for total proceeds of $100,000. The Warrants have an exercise price of $0.36 per share (the “Exercise Price”). The Warrants may be exercised at any time on or after the issuance date for a period of five (5) years. The Exercise Price may be adjusted upon stock dividends, stock splits, subsequent equity sales by us, pro rata distributions among our existing shareholders, the undertaking by us of a fundamental transaction, or voluntarily at the discretion of our Board of Directors.

During the three months ended March 31, 2009 we closed on a credit line with a bank and drew down $100,000 of the line.

Cash Flow Used in Operating Activities

Operating activities used cash of $306,249 for the nine months ended March 31, 2009, as compared to $1,029,335 for the same period ending March 31, 2008.   The decrease in cash used for operating activities for the nine months ended March 31, 2009 was primarily a result of reduced net operating loses and officer and director compensation waiver of salaries owed of $214,481.

Cash Flow Used in Investing Activities

Investing activities used cash of $0 for the nine months ended March 31, 2009, as compared to cash used of $40,089 for the same period ended March 31, 2008.

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

Equity/revenue sharing revenues

We derive revenue through revenue and equity sharing arrangements (“RSP/ESP Agreement”) whereby we participate in online revenue (“Revenue Participation”) increases resulting from our recommendations and in an effort to reduce the cash outlay by clients might take some fees as equity ownership (“Equity Participation”) in clients. Along with all RSP/ESP Agreements we will also take cash payments for licensing, training and support services. Our policy as it pertains to recognizing revenue related to, such revenue is recorded as it is earned based upon stages outlined in the RSP/ESP Agreement.

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

Research and Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We determine technological feasibility when a working model has been completed. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. We will be considering the capitalization of research and software development costs next quarter because technological feasibility has almost been established for software being developed.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.: LEGAL PROCEEDINGS

We are not a party to any legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 1A.: RISK FACTORS

Not applicable.

ITEM 2.: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 30, 2009, the Board of Directors granted a total of 14,204,048 shares of our common stock to a total of eight company personnel as compensation for the retirement of a total of $214,481 in compensation that had been deferred since August 2008 (“Salary Conversion”).    The Salary Conversion included all compensation deferred up to and including January 31, 2009.   The number of shares received for the Salary Conversion was priced at the then current market price of our common stock which was $0.0151.    As part of the Salary Conversion, we agreed to pay 20% cash to the personnel to assist with the coverage of tax implications related to the conversion.   The total amount of such payment will be $42,896 and is to be paid on or before December 31, 2009.    As part of the agreement, the participants further agreed to defer all or a portion of their February salary as determined by the Chief Executive and Financial Officer of the Company.

On March 30, 2009, the Board of Directors, by the agreement of all personnel that participated in the Salary Conversion, resolved to cancel the grant.    Such shares will be returned to treasury.    Furthermore through written acknowledgement of the participants in the Salary Conversion all $214,481 that was accrued was waived by such participants.  From February 1, 2009 through March 31, 2009 certain personnel again deferred their compensation.    Through March 31, 2009, $119,100 has been deferred and is recorded as a liability on the Balance Sheet.

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

FUTURE NOW GROUP INC.

Date: May 20, 2009	By: /s/ Jeffrey Eisenberg
Jeffrey Eisenberg
Chief Executive Officer and Director

Date: May 20, 2009	By: /s/ William Schloth
William Schloth Chief Financial and Accounting Officer and Director

EXHIBIT INDEX

Exhibit No .	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002