Form 10-K
period 2009-06-30
Future Now Group Inc.
filed 2009-10-13
CIK 1370555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                      .

Commission file number: 333-136069

Future Now Group Inc.
(Name of small business issuer in its charter)

Nevada	20-4237445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Mountain Laurel Rd ., Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 877-643-7244

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 20, 2009
Common Stock, $0.001 par value per share	78,563,952 shares

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

EXPLANATORY NOTE

This annual report on Form 10-K does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this annual report does not contain properties required by Item 102 of Regulation S-K, market fro registrant’s common equity, related stockholder matters and issuer purchases of equity securities required by Items 201, 701(f) and 703 of Regulation S-K the financial statements required by Article 8 of Regulation S-X; management’s discussion and analysis required by Item 303 of Regulation S-K; disclosure controls and procedures required by Item 307 of Regulation S-K; internal control over financial reporting required by Item 308 of Regulation S-K; directors, executive officers and corporate governance required by Items 401, 405, 406, 407©(3), (d)(4) and (d)(5) of Regulation S-K, executive compensation required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K, security ownership of certain beneficial owners and management and related stockholder matters required by Item 201(d) of Regulation S-K, certain relationships and related transactions and director independence required by Item 404 of Regulation S-K, principal accounting fees and services required by Item 9(e) of Schedule 14A and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this annual report on Form 10-K to provide the missing information once it becomes available.

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

Major Customers

We will file an amendment to this annual report to provide the information under this section.

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

Employees

We will file an amendment to this annual report to provide the information under this section.

Reports to Security Holders

None.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.      DESCRIPTION OF PROPERTY.

We will file an amendment to this annual report to provide properties as required by Item 102 of Regulation S-K.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

We will file an amendment to this annual report to provide market fro registrant’s common equity, related stockholder matters and issuer purchases of equity securities required by Items 201, 701(f) and 703 of Regulation S-K

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We will file an amendment to this annual report to provide management’s discussion and analysis as required by Item 303 of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS.

We will file an amendment to this annual report to provide the financial statements as required by Article 8 of Regulation S-X.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred that require disclosure under Item 304(b) of Regulation S-B.

ITEM 9A    CONTROLS AND PROCEDURES.

We will file an amendment to this annual report to provide controls and procedures as required by Items 307 of Regulation S-K and 308 of Regulation S-K.

ITEM 9B.         OTHER INFORMATION.

Effective September 21, 2009, Roy Williams resigned as a director of the Company.  On or about September 30, 2009, Bryan Eisenberg and Jeffrey Eisenberg resigned as directors of the Company.  In September 2009, William Schloth resigned as a director of the Company.  Their resignations as directors were not based on any disagreement with us on any matter relating to our operations, policies or practices.

In connection therewith, the board of directors reduced the number of authorized directors to three and appointed Greg Goldberg to fill one of the newly created vacancy on the board.  Mr. Goldberg was appointed as a nominee of Professional Traders Fund and Professional Offshore Opportunity Fund, the holders of senior secured convertible debentures that are currently in default.  Upon the successful restructuring of a majority of certain subordinated unsecured convertible notes, the holders of these notes will be entitled to nominate a third member to the board.

Mr. Alan Hall also remains a director.

On or about September 30, 2009, Jeffrey Eisenberg resigned as our President and Chief Executive Officer.

On October 1, 2009, the board of directors appointed William Schloth as the Company’s interim Chief Executive Officer and Chief Accounting Officer.  In connection therewith, the Company engaged WMS Financial Group, Inc., a company in which Mr. Schloth is a principal, as a transaction manager to provide certain financial and business services for a period of three months.  The Company has agreed to pay WMS a fee of $5,000 per month, a success fee of $20,000, and other contingent remuneration.

On or about October 1, 2009, Future Now, Inc., a wholly-owned subsidiary of the Company, engaged a FINRA registered broker dealer to act as its Company’s financial advisor for its planned restructuring and as placement agent for capital raising activities.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

We will file an amendment to this annual report to provide directors, executive officers and corporate governance required by Items 401, 405, 406, 407©(3), (d)(4) and (d)(5) of Regulation S-K.

ITEM 11.            EXECUTIVE COMPENSATION.

We will file an amendment to this annual report to provide executive compensation as required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We will file an amendment to this annual report to provide security ownership of certain beneficial owners and management and related stockholder matters required by Item 201(d) of Regulation S-K,

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We will file an amendment to this annual report to provide certain relationships and related transactions and director independence required by Item 404 of Regulation S-K,

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We will file an amendment to this annual report to provide principal accountants fees and services as required by Item 9(e) of Schedule 14A (Sec.240.14a-101 of this chapter).

ITEM 15.          EXHIBITS.

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

* To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE NOW GROUP INC.

Dated: October 13, 2009	By:	/s/ William E. Schloth
William E. Schloth
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ William E. Schloth	Chief Executive Officer and Chief	October 13, 2009
William E. Schloth	Accounting Officer

/s/ Greg Goldberg	Director	October 13, 2009
Greg Goldberg

/s/ Alan Hall	Director	October 13, 2009
Alan Hall