Form 10-Q
period 2009-09-30
Future Now Group Inc.
filed 2009-11-23
CIK 1370555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-136069

FUTURE NOW GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4237445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Mountain Laurel Road
Fairfield, CT 06824
 (Address of principal executive offices)

Issuer’s telephone number:  (877) 643-7244

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2009, 98,563,952 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐ No   ☒

EXPLANATORY NOTE

This quarterly report on Form 10-Q does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this quarterly report does not contain the financial statements required by Article 8-03 of Regulation S-X, management’s discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308T of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this quarterly report on Form 10-Q to provide the missing information once it becomes available.

PART 1:           FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

We will file an amendment to this quarterly report to provide the financial statements as required by Article 8-03 of Regulation S-X.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We will file an amendment to this quarterly report to provide management’s discussion and analysis or plan of operation as required by Item 303 of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4T – CONTROLS AND PROCEDURES

We will file an amendment to this quarterly report to provide the disclosures relating to controls and procedures as required by Items 307 and 308T of Regulation S-K.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 20, 2009, we issued 20,000,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $20,000.  The proceeds were used for general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

On April 13, 2009, we received two notices, each dated April 8, 2009. Each of the letters were written and signed on behalf of the lenders, Professional Traders Management LLC and Professional Offshore Opportunity Fund Ltd (collectively referred to as “PTM”). The letters stated that under Section 6 of the secured convertible debentures, we were in default for non-payment, as a result of which PTM intends to begin a foreclosure process within five (5) business days. As of the date of this filing no foreclosure process has begun and we are currently in the process of negotiating with PTM. The face value of the debt that is currently in default is $1,800,000.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description

31.1	Certification of William E. Schloth, Chief Executive Officer and Chief Accounting Officer of Future Now Group Inc. pursuant to Rule 13a-14(a)*
32.1
Certification of William E. Schloth, Chief Executive Officer and Chief Accounting Officer of Future Now Group Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE NOW GROUP INC.

November 23, 2009	/s/ William E. Schloth
William E. Schloth
Chief Executive Officer and Chief Accounting Officer
(Principal Executive and Financial and Accounting Officer)