Form 10-K/A
period 2009-06-30
Future Now Group Inc.
filed 2009-12-09
CIK 1370555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 20, 2009
Common Stock, $0.001 par value per share	97,125,063 shares

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

EXPLANATORY NOTE

This amendment no. 1 to annual report on Form 10-K is being filed to provide properties required by Item 102 of Regulation S-K, market fro registrant’s common equity, related stockholder matters and issuer purchases of equity securities required by Items 201, 701(f) and 703 of Regulation S-K the financial statements required by Article 8 of Regulation S-X; management’s discussion and analysis required by Item 303 of Regulation S-K; disclosure controls and procedures required by Item 307 of Regulation S-K; internal control over financial reporting required by Item 308 of Regulation S-K; directors, executive officers and corporate governance required by Items 401, 405, 406, 407©(3), (d)(4) and (d)(5) of Regulation S-K, executive compensation required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K, security ownership of certain beneficial owners and management and related stockholder matters required by Item 201(d) of Regulation S-K, certain relationships and related transactions and director independence required by Item 404 of Regulation S-K, principal accounting fees and services required by Item 9(e) of Schedule 14A and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  These items were not available for filing with the annual report on Form 10-K filed by us on October 13, 2009.

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

In connection with the consummation of the share exchange, we changed the address of our principal executive offices effective October 30, 2007 from 650 - 1500 West Georgia Street, Vancouver, BC V6G 2Z6 to the Galleria Building, 61 Unquowa Road, Fairfield, Connecticut 06824.  Our current executive offices are located at 80 Mountain Laurel Road, Fairfield, CT 06824.

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

We currently do not own any real property. Our corporate headquarters are located at 80 Mountain Laurel Road, Fairfield, Connecticut 06824, which space is being donated by our current interim chief executive officer.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FMARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS IISSUER PURCHASES OF EQUITY SECURITIES.

We received approval from the OTC Bulletin Board on March 23, 2007 for quotation under the symbol “RPEX.OB.” Our trading symbol was changed from “RPEX.OB” to “FUTR.OB” in July 2007 in connection with a 12-for-1 forward stock split and company name change.

The following table shows the high and low bid prices for our common stock for each quarter since July 1, 2007 as reported by the OTC Bulletin Board.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FINRA
OTC Bulletin Board

Quarter Ended	High	Low
September 30, 2008	$0.29	$0.08
December 31, 2008	$0.09	$0.01
March 31, 2009	$0.04	$0.01
June 30, 2009	$0.02	$0.01

Quarter Ended	High	Low
September 30, 2007	$0.61	$0.15
December 31, 2007	$1.01	$0.15
March 31, 2008	$0.50	$0.26
June 30, 2008	$0.40	$0.17

Holders

As of November 20, 2009 there were 33 holders of record of our common stock who held an aggregate of 98,167,952 common shares.

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

Up to 13,674,370 shares of our common stock is available, as of June 30, 2009, for future issuance under the Plan. The maximum aggregate number of shares of our common stock that may be issued pursuant to the Plan is limited to 25% of the shares of common stock outstanding, which calculation is made on the first trading day of a new fiscal year; provided that, in any year no more than 8% of our common stock or derivative securitization with our common stock underlying 8% of the common stock may be issued in any fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	10,867,618	$0.065	13,674,370
Total	10,867,618	$0.065	13,674,370

Recent Sales of Unregistered Securities

On October 20, 2009, we issued 20,000,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $20,000.  The proceeds were used for general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

On December 2, 2009, we issued a $20,567 secured promissory note to a single accredited investor for a purchase price of $20,567.  This note was secured by a pledge of all of our assets as well as the assets of our subsidiaries.  In addition, payment of the note was secured by a guaranty issued by our subsidiaries in favor of the secured party.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Trends in Our Business and Results of Operations

The market demand for our product offering continues to grow rapidly.  The down turn in the economy should only increase the demand for offerings that can improve the return on capital expenditures.  Since inception we have serviced over 400 clients.   However, with the January 2009 launch of our new software product, Ontarget™, which now puts our Company’s 10 years of expertise in a simple application and a price point for every small business we anticipate the number of clients to grow rapidly.   If our customer base does grow at the pace we expect we will be required to continue making upfront investments in personnel necessary to support this growth.   The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments.

Summary of Key Results

During the year ended June 30, 2009 we signed on and billed 85 new OnTarget™ customers versus 0 for the same periods prior year.   We still plan to deliver custom professional services, however, our future growth plans are focused on the rapid deployment of our software-as-a –service product.

Total revenues, including revenues from professional services and software subscription sales for the audited year ended June 30, 2009 were $1,705,734 as compared to the revenues of $2,084,526 for the same period ending June 30, 2008.

Total cost of revenues for the audited year ended June 30, 2009 were $463,020 as compared to $638,697 for the same period ended June 30, 2008.   Total operating expenses including sales and marketing expenses, stock based compensation and general and administrative expenses for the audited year ended June 30, 2009 were $3,248,262, as compared to $3,434,113 for the same period ending June 30, 2008.

Results of Operations

Twelve Months Ended June 30, 2009 compared to the Twelve Months Ended June 30, 2008

Revenues and Cost of Revenues

Total revenue for the year ending June 30, 2009 was $1,705,734, as compared to revenue of $2,084,526 for the same period ending June 30, 2008, representing a decrease of $378,792 or 18.2%.  The decrease in revenues was primarily attributable to the company’s shift to a subscription based software model from a professional service offering.

Cost of revenues for the year ending June 30, 2009 were $463,020, as compared to cost of revenues of $638,697 for the same period ending June 30, 2008, representing a decrease of $175,677, or 27.5%.    Cost of revenues as a percent of total revenues for the year ending June 30, 2009 was 27.1%, compared with 30.6% for the same period ending June 30, 2008.  Gross margins for the year ending June 30, 2009 were 72.9%, as compared to 69.4% for the same period ending June 30, 2008, representing a increase of 5%.  The increase in our gross margins was primarily due to increased margins achieve on subscription based business and cutbacks in our consulting staffing level.

Operating Expenses

Total operating expenses for the year ending June 30, 2009 were $3,248,262, as compared to total operating expenses of $3,434,113 for the same period ending June 30, 2008, representing a decrease of $185,851 or 5.4%.   Stock based compensation of $1,115,262 was also recorded for the year ended June 30, 2009 versus $369,201 for the same period the prior year.

General and administrative expenses for the year ended June 30, 2009 were $1,490,821, as compared to general and administrative expenses of $2,188,440 for the same period ending June 30, 2008, representing a decrease of $697,619 or 31.9%. The decrease in general and administrative expenses was primarily due to consolidation efforts and staff reductions.

Other Income and Expenses

During the year ending June 30, 2009 we earned interest of $7,606 compared to $19,500 of earned interest in the same period ending June 30, 2008. Interest expense for the year ending June 30, 2009 was $1,176,397 versus $690,383 for the same period ending June 30, 2008.   Included in interest expense we also have recorded $411,059 and $420,622 for the amortization of debt discount for the year ended June 30, 2009 and 2008, respectively. We also recorded amortization of deferred offering costs for the year ended June 30, 2009 of $250,342 versus $184,691 for the same period ended June 30, 2008.

Net Income

Our net loss for the year ending June 30, 2009 was $8,446,541, as compared to a net income of $1,904,673 for the same period ending June 30, 2008, representing an increase of $6,541,868.  Net loss as a percentage of total revenues was -495.2.8% for the year ending June 30, 2009, as compared to net loss of 91.4% for the same period ending June 30, 2008.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $294,329 for the year ended June 30, 2009, as compared to cash used of $2,166,365 for the same period ending June 30, 2008.   The decrease in cash used for operating activities for the year ending June 30, 2009 was primarily a result of cost reduction and consolidation efforts.

Cash Flow Used in Investing Activities

Investing activities used cash of $0 for the year ending June 30, 2009, as compared to cash used of $55,209 used for the year ending June 30, 2008. The cash used as of June 30, 2008 represented the leasehold improvements done on the Company’s offices at 55 Washington Street and certain computer and other office related equipment.

Capital Expenditures

We had no material capital expenditures during the year ended June 30, 2009.

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

Research and Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company determines technological feasibility when a working model has been completed. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release.   The Company will be considering the capitalization of research and software development costs next quarter because technological feasibility has almost been established for software being developed.

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

ITEM 8.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Future Now Group, Inc.

We have audited the accompanying consolidated balance sheets of Future Now Group, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years then ended. Future Now Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Future Now Group, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg, Rich, Baker Berman & Company

Somerset, New Jersey
December 8, 2009

Future Now Group Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2009 and 2008

	6/30/09	6/30/08

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,138	$228,467
Investment in available for sale marketable securities	39,212	60,266
Accounts receivable, net	10,650	289,299
Note receivable	58,132	53,115
Other current assets	-	30,007
Prepaid expenses	73,333	219,996
TOTAL CURRENT ASSETS	215,465	881,150

Fixed assets, net	-	44,706
Investment in unconsolidated subsidiary, at cost	-	82,000
Deferred offering costs, net	-	250,342
Deferred tax asset	-	1,037,985
Intangible asset, net	236,387	398,611
Goodwill	185,717	185,717
Security deposits and other assets	-	41,603
Prepaid expenses	-	73,340

TOTAL ASSETS	$637,569	$2,995,454

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$598,562	$384,820
Derivative liability	4,712,227
Deferred revenue	41,477	116,723
Income tax payable	1,500	1,350
Current portion of convertible debentures, net of discount	1,442,103	1,300,000
TOTAL CURRENT LIABILITIES	6,795,869	1,802,893

Convertible debentures, net of discount	41,568	262,319
TOTAL LIABILITIES	6,837,437	2,065,212

STOCKHOLDERS' EQUITY(DEFICIT):
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Subscription receivable	-	(95,000)
Common stock, $.001 par value, 900,000,000 shares authorized, 77,125,063 and 75,463,952 shares issued and outstanding, as of June 30, 2009 and 2008, respectively	77,125	75,464
Additional paid-in capital	4,209,079	2,933,258
Retained earnings	(10,340,284)	(1,893,743)
Accumulated other comprehensive loss	(145,788)	(89,737)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(6,199,868)	930,242
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$637,569	$2,995,454

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Twelve Months Ended June 30, 2009 and 2008

	Twelve Months Ended June 30 , 2009	Twelve Months Ended June 30, 2008

Revenues:
Subscription revenues	$280,395	$-
Professional service revenues	1,425,339	2,084,526
Total Revenues	1,705,734	2,084,526

Cost of Revenues	463,020	638,697
Gross Profit	1,242,714	1,445,829

Operating expenses:
Marketing and sales	336,197	360,112
Research and development	305,982	516,360
Stock based compensation	1,115,262	369,201
General and administrative	1,490,821	2,188,440

Total operating expenses	3,248,262	3,434,113

Loss from operations	(2,005,548)	(1,988,283)

Other (income) expenses
Interest expense and amortization of debt discount	1,254,482	690,383
Change in the fair value of derivative liability	3,861,262
Amortization of deferred financing costs	172,257	196,079
Other expense	114,683	84,389
Realized capital gains	-	(35,326)
Total other expenses	5,402,684	935,525

(Loss) before taxes	(7,408,232)	(2,923,808)
Income tax provision (benefit)	1,038,309	(1,019,135)

Net (loss) applicable to common shareholders	$(8,446,541)	$(1,904,673)

Comprehensive (loss):
Unrealized loss on available for sale marketable securities	(56,051)	(89,737)

Total comprehensive (loss)	$(8,502,592)	$(1,994,410)

Net (loss) per share – basic and diluted	$(0.11)	(0.03)

Weighted number of shares outstanding - basic and diluted	78,108,595	62,759,669

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now Group Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the Years Ended June 30, 2009 and 2008

	Preferred Stock		Common		Paid-In	Accum Comp	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Rec'b	(Deficit)	Equity (Deficit)

Balance, June 30, 2007	-	$-	44,400,000	$44,400	$285,099	$-	$(800)	$10,930	$339,629

Issuance of stock options	-	-			361,865				361,865
Issuance of additional placement agent warrants	-	-			1,137				1,137
Issuance of warrants with convertible debt	-	-			912,259				912,259
Conversion of convertible note	-	-	675,939	676	225,418				226,094
Exercise of warrants	-	-	1,110,000	1,110	88,890				90,000
Exercise of stock options	-	-	2,363,893	2,364	112,635		(95,000)		19,999
Issuance of additional warrants bridge notes					209,662				209,662
Recapitalization due to reverse merger	-	-	22,785,548	22,786	(23,586)		800	-	(0)
Issuance of stock for share purchase			428,572	429	149,571				150,000
Elemental business acquisition			3,700,000	3,700	588,300				592,000
Issuance of warrants for services					22,007				22,007
Change in fair value of marketable securities	-	-	0	0	0	(89,737)			(89,737)
Net loss for period	-	-						(1,904,673)	(1,904,673)
	-	-
Balance June 30, 2008	0	$-	75,463,952	$75,464	$2,933,258	$(89,737)	$(95,000)	$(1,893,743)	$930,242

Issuance of stock and warrants for share purchase			555,556	556	99,444				100,000
Change in fair value of marketable services						(56,051)			(56,051)
Stock issued for prepaid consulting services			2,500,000	2,500	567,500				570,000
Stock issued for quarterly Board compensation			44,444	44	11,956				12,000
Employee stock options					321,522				321,522
Modification of employee stock options					107,500				107,500
Stock options issued for debt guaranty					82,052				82,052
Reduction to subscription receivable with separation agreement							25,000		25,000
Officer compensation waiver					154,408				154,408
Reduction to subscription rceivable with share relinguishment			(1,438,889)	(1,439)	(68,561)		70,000		0
Net loss for period								(8,446,541)	(8,446,541)

Balance June 30, 2009	0	$-	77,125,063	$77,125	$4,209,079	$(145,788)	$-	$(10,340,284)	$(6,199,868)

See Accompanying Notes to Audited Consolidated Financial Statements

Future Now Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the Years ended June 30, 2009 and 2008
	Year End June 30, 2009	Year Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,446,541)	$(1,904,673)
Adjustments to reconcile net (loss) to cash used in operating activities:

Change in deferred tax asset	1,037,985	(1,020,484)
Realized gain on sales of investment	-	(35,326)
Provision for doubtful accounts	55,500	54,500
Stock based compensation	1,115,262	369,201
Depreciation	44,706	10,894
Change in derivative liability	3,861,262
Amortization of prepaid interest	220,000	146,667
Amortization of debt discount	446,507	420,622
Amortization of intangibles	162,223	11,389
Loss on impairment of asset	0
Amortization of deferred offering costs	250,342	184,691

Change in operating assets and liabilities:
Accounts and notes receivable	223,149	(67,352)
Prepaid and other current assets	222,985	(331,340)
Deferred offering costs	250,342	(180,667)
Income tax receivables/payable	(150)	8,831
Accounts payable and accrued expenses	213,742	149,765
Deferred licensing fees	-	(33,334)
Deferred revenue	(75,246)	89,123
Security deposit and other assets	123,603	(38,872)
Net cash used in operating activities	$(294,329)	$(2,166,365)

CASH FLOW FROM INVESTING ACTIVITIES:
Issuance of revolving credit facility	-	(45,115)
Proceeds from sale of investment	-	35,326
Cash acquired in EBI transaction	-	4,880
Equipment purchases and leasehold improvements	-	(50,300)
Net cash used in investing activities	$-	$(55,209)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	-	20,000
Proceeds from sale of common stock	100,000	150,000
Proceeds from warrant exercises	-	90,000
Proceeds from issuance of convertible debentures	-	1,550,000
Net cash provided by financing activities	$100,000	$1,810,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(194,329)	(411,574)

CASH AND CASH EQUIVALENTS at beginning of period	228,467	640,041
CASH AND CASH EQUIVALENTS at end of period	$34,138	$228,467

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$16,823	$47,242
Income Taxes	$500	$1,250

Supplemental schedule of non-cash investing and financing activities
Deferred offering warrant costs	$-	$172,341
Issuance of stock for services to be provided	$550,000
Debt discount on convertible notes	$-	$611,971
Issuance of stock for board of directors quarterly retainer	$12,000
Contribution of deferred compensation to equity	$241,481
Forgiveness of promissory note	$25,000
Change in fair value of marketable securities for sale	$(56,051)
Conversion of convertible debt	$-	$225,000
Promissory notes issued for option purchases	$-	$95,000
Prepaid interest and deferred offering withheld from gross proceeds from the issuance of convertible debentures	$-	$550,000
Receipt of marketable securities for engagement terms	$-	$150,000
Acquisition of Elemental Business, Inc.	$-	$592,000

See Accompanying Notes to Audited Consolidated Financial Statements

FUTURE NOW GROUP, INC. and SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

Note 1. The Company and Nature of Business

Future Now Group, Inc. (the “Company”) through its wholly-owned subsidiaries, Future Now, Inc (“FNI”), Intellectual Property Licensing Group, Inc,(“IPLG”), Future Now Consulting, Inc. (“FNCI”) and Elemental Business, Inc (“EBI”), provides online marketing optimization services and software solutions utilizing a proprietary methodology and supporting set of software tools that help businesses improve their online marketing to generate more sales, leads, and subscriptions. The Company’s proprietary Persuasion Architecture® framework delivers clients “blueprints” to plan, measure and improve their online sales and marketing initiatives.

On May 28, 2008, the Company completed a share exchange with EBI whereby the Company purchased all the outstanding common stock of EBI in exchange for the issuance of 3,700,000 shares of its Common Stock (See note 3).

Note 2.  Gong Concern

Liquidity.  As of June 30, 2009, we had $34,138 in cash.   We had $39,212 in marketable securities and $10,650 in accounts receivable, $6,580,404 in working capital deficiency, and an accumulated deficit of $10,340,284.   Our net loss and operating loss for the year ended June 30, 2009 was $8,446,541 and $2,005,548 million, respectively.   On April 13, 2009 an investor with $1,800,000 principal amount of convertible notes issued a default notice for non-payment.   These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of FNI, IPLG, FNCI and EBI. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Revenue Recognition

The Company derives its revenue from the sale of products and services that it classifies into the following three categories: (1) professional services, including, custom & packaged consulting; (2) software subscriptions, and (3) training and product sales. The Company has traditionally sold its services, products and licenses through customer referrals. The Company utilizes written contracts as the means to establish the terms and conditions upon which its products and services are sold to customers.

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

Equity/revenue sharing revenues

The Company derives revenue through revenue and equity sharing arrangements (“RSP/ESP Agreement”) whereby the Company participates in online revenue (“Revenue Participation”) increases resulting from the Company’s recommendations and in an effort to reduce the cash outlay by clients may take some fees as equity ownership (“Equity Participation”) in clients. Along with all RSP/ESP Agreements the Company will also take cash payments for licensing, training and support services. The Company’s policy as it pertains to recognizing revenue related to, such revenue is recorded as it is earned based upon stages outlined in the RSP/ESP Agreement. During the years ended June 30, 2009 and 2008, the Company entered into two RSP/ESP Agreements and has recorded the following revenue; (i) licensing fees of $30,000 (ii) support/training fees of $19,000; and (i) $150,000 worth of Equity Participation. The Company fully completed its obligations under one arrangement and is ongoing with the other.

The revenue booked for the Equity Participation was the market value of the Client’s public stock (“Market Value of Services”). As such the Company received 882,353 of the client’s common stock that was than trading at $0.17 on the date the RSP/ESP Agreement was executed. The Client launched the new website on January 17, 2008. The Company recorded the $150,000 market value of the Equity Participation during the quarter ended March 31, 2008 in the professional services revenue line of the statement of operations. As part of the RSP/ESP Agreement a protection feature (“Restricted Share Adjustment”) was negotiated whereby if at any time during the service period of this RSP/ESP Agreement the market price (“Market Price”) of the publicly traded Common Stock (“Common Stock”) times the shares held paid to the Company drops to 70% of the Total Equity Based Compensation amount or less for ten (10) consecutive days then all work shall cease. The Client will have the option to make up the difference in cash or additional Restricted Shares to return the value paid to the Company to the agreed upon original Market Value of Service level within 30 days. If the Client chooses not to exercise this option then the default provisions of this RSP/ESP Agreement shall be in force. If the default provision is made effective or if the client fails to launch the new website, the Company would receive an additional $50,000 penalty cash payment. Based upon the traded market price of the client common stock in late February and early March, the client issued to the Company an additional 1,172,442 restricted shares. The value of the additional shares was marked at $85,588 and was reflected as an adjustment to the value of the Equity Participation on the face of the Balance Sheet in equity as accumulated comprehensive adjustment. During the quarter ended March 31, 2008 the Company recorded a loss adjustment of $119,186 to the equity section. The Company will record any realized gains or losses in its Statement of Operation related to the Equity Participation only when sold. The Company’s policy is to recognize any additional shares received as part of the Restricted Share Adjustment provision as an offset to unrealized losses as reflected in the accumulated comprehensive loss amount in the equity section. Under the Restricted Share Adjustment provision, the Company received an additional 7,991,902 restricted shares in June that had a market value at the time of issuance of $119,879. As of June 30, 2008 the Company owed 10,046,697 restricted common stock of the client

The Company will recognize the Revenue Participation upon receipt of the proceeds.  For the year ended June 30, 2009, the Company recognized $35,000 in revenue related to this provision.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Accounts Receivable

The Company’s accounts receivable are derived from a large number of direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The allowance for potential credit losses was $160,000 and $104,500 as of June 30, 2009 and 2008, respectively. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Research and Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company determines technological feasibility when a working model has been completed. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, until the product is available for general release. The Company has not capitalized any research and software development costs because technological feasibility has not been established for software being developed during the period ended June 30, 2009.

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

Income Taxes

The Company provides for income taxes using the asset and liability method. Under this method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty. Management has determined that a full valuation allowance was necessary as of June 30, 2009.

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

Recent Accounting Pronouncements

Effective July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The Company does not believe ASC 805 will have a material impact on the Company’s financial statements.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe ASC 805-20 will have a material impact on the Company’s future financial statements.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition.
Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption.

Note 4. Business Acquisition

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

During the year ended June 30, 2009 the Company wrote off the remaining unamortized trade name in light of the new product release.  The total net written off was $25,556.

The following is unaudited pro forma information for the year ended June 30, 2008, as if the acquisition of EBI were consummated on July 1, 2006. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

2008

Revenue	$2,215,683

Net (loss)	$(1,957,613)

Earnings per share – basic & diluted	$(0.03)

Note 5. Notes Receivable

In connection with one of the RSP/ESP Agreements, on February 25 th , 2008, the Company entered into a Revolving Line of Credit Agreement (the “Revolver”) whereby the Company granted the client a revolving credit line of $70,000. As of the date the Revolver was signed, the Company had expended $41,245 in third party design, programmer and ecommerce campaign efforts and such amount was treated as drawn down from the Revolver. The Company advanced an additional $3,870 to the client under the Revolver before its expiration. All sums advanced pursuant to the Revolver shall bear interest from the date each advance is made until paid in full at the rate of ten percent (10%) per annum, simple interest. The client shall pay accrued interest on the outstanding principal balance on a monthly basis commencing on April 15, 2008, and continuing on the fifteenth day of each month thereafter. The entire unpaid principal balance, together with any accrued interest and other unpaid charges or fees hereunder, shall be due and payable on the maturity date of May 1, 2009 (“Maturity Date”). As of the date of this report the note has not been paid and is accruing interest at the amount noted in the Revolver agreement. The Company has reflected the amount of the Revolver as a note receivable in the current asset section of the Balance Sheet. For the year ended June 30, 2008, the Company recorded interest income of $345 related to the Revolver.   As of May 1, 2009 the note went into default and started accruing interest at a rate of 18%.  During the year ended June 30, 2009  the Company recorded interest income of  $7,317.  However, the Company still has the option at any time to convert all or a portion of the outstanding principal and interest on the underlying promissory note (“Note”) related to the Revolver into a number of shares of common stock, $0.001 par value per share (the “ Common Stock ”) equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the Conversion Price (the “ Conversion Shares ”). The “ Conversion Price ” shall be $0.05.   If at any time prior to the Maturity Date and/or full repayment of the Note, the Market Price of the Client’s Common Stock remains less than 75% of the Conversion Price for a ten (10) consecutive trading days (“Average Trading Price”) then the Conversion Price will be automatically adjusted down to the then calculated Average Trading Price. The adjustment feature will continue to adjust down should the Market Price continue to decline prior to repayment or conversion.

As part of the Revolver the Company also received 250,000 Common Stock purchase warrants. The warrants are exercisable at $0.25 for a period of five years from issuance. As of June 30, 2009 all the warrants remain outstanding. The warrants have a cashless exercise provision and are not redeemable by the client. The warrants also have standard anti-dilution provisions as it related to amount and price.

On April 15, 2008, the Company also entered into a promissory note arrangement with an employee for $8,000. The note carries an interest rate of 5% and is repayable on a monthly basis at $240.    The balance of the promissory note as of June 30, 2009, and 2008 was $5,700 and $8,000, respectively.

Note 6. Marketable Securities

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

At June 30, 2009, we maintained a portfolio consisting of common stock of two publicly traded entity.

Note 7. Investment in Unconsolidated Subsidiary

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

Based upon management review of the potential impairment of the asset, the Company wrote off all asset values related to AIPL.  On numerous occasion management requested financial information on the AIPL as well as status of the investment.   No response could be gathered and contact information on the AIPL was not valid any longer.  Accordingly, the Company wrote off its investment as of June 30, 2009.

Note 8. Convertible Debentures and Warrants

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

As provide for with the Redemption Feature of the Notes, during April 2008, the note holders received an aggregate principal payment of $75,891 which represented 3.5% gross sales for the period April 1, 2007 through March 31, 2008.   The Company failed to make such payment of principal during 2009.   Since April 2009, the Company has also failed to interest payment to note holders.   As of June 30, 2009, the principal balance of the bridge convertible notes was $356,625, net of $17,485 of unamortized debt discount and recorded $23,497 in accrued interest.   The note holders will now accrued at an 18% interest rate.

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

The first principal payment under the notes became due on April 30, 2008. The Company paid that amount and the May 30, 2008 payment in cash for a total of $240,000 which represented $200,000 in principal pay down and $55,000 in a risk premium expense.  For the payment due as of June 30, 2008 and beyond the Company elected to pay the amount in common stock.  As provided for the note documents the note holders elected to defer that stock issuance.  However, on April 13, 2009 the note holder issued a default notice for non-payment. The Company is presently in discussions with the investor that issued the default notice and is also exploring other potential financial transaction to restructure the Balance Sheet so as to continue to effectively pursue its business plan.    Based on the default, as of June 30, 2009, the Company has recorded all obligations under this New Financing as a current liability, $1,800,000 in principal and $195,000 in risk premium.   The Company has also recorded a derivative liability of $362,426 related to the default conversion feature of the New Financing.   Also related to the default the Company accelerated the debt discount amortization.   The remaining principal balance on the note will now accrue additional interest at a rate of 7%.

Note 9. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 77,125,063 and 75,463,952 shares of common stock issued and outstanding as of June 30, 2009 and 2008, respectively.

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

On March 30, 2009, the Board of Director, by the agreement of all personnel that participated in the Salary Conversion, resolved to cancel the grant.   Such shares will be returned to Treasury.    Furthermore through written acknowledgement of the participants in the Salary Conversion all $214,481 that was accrued was waived by such participants.  Such amount was recorded in the Company statement of operations as an expense with the corresponding credit to paid-in-capital.   From February 1, 2009 through June 30, 2009 certain personnel again deferred their compensation.    Through June 30, 2009, $75,000 has been deferred and is recorded as a liability on the Balance Sheet.

Through a settlement agreement with the Company’s chief operating officer in April 2009 and a share relinquishment arrangement with the Chief Financial Officer, the Company has eliminated the subscription receivable of $95,000.

Note 10. Stock Based Compensation

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

On August 8, 2008, as part of a financial consulting agreement, the Company issued 2,500,000 shares of restricted common stock. The agreement is for a period of three years. The market value as of the date of issuance was $550,000. The Company has recorded the initial amount as a Prepaid Expense on the Balance Sheet with the corresponding credit to capital stock and additional paid in capital. The Company is amortizing that amount on a monthly basis over the three-year life of the agreement at a rate of $15,278 per month.    During the year ended June 30, 2009 the Company accelerated all the compensation related to this because the services are no longer being utilized.

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

Compensation expense is amortized on a straight line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. For the year ended June 30, 2009, the Company recorded total stock based compensation expense of $1,115,262.  Related to the issuance of options, as of June 30, 2009 the total unrecognized compensation cost related to unvested stock options was $82,599 which is expected to be recognized over a weighted average period of 3.4 years.

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

Current stock option and warrant pricing assumptions:

For the Years Ended June 30
	2009	2008
Market prices	$.012 - $.05	$.16 - $.50
Exercise prices	$.04 - $.06	$.16 - $.50
Expected lives	5	5
Expected volatility	115%	115%
Expected dividends	-	-
Risk-free rate of return (weighted average)	3.0 – 4.0%	3.15 – 4.91%

Options

The following table sets forth all the Company’s common stock option activity and weighted average prices for the year ended June 30, 2009:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term
Stock Options

Outstanding at beginning of the year	8,247,243	$0.33	4.75
Granted	12,594,743	$0.05	5.00
Exercised	-	$0.00	-
Forfeited/Expired	(9,974,368)	$0.30	-
Outstanding at the end of the period	10,867,618	$0.065	4.95

Options exercisable at the end of the period	10,450,000

Warrants

The following table sets forth all the Company’s common stock warrant activity as of June 30, 2009:

	Warrants Outstanding	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)
Outstanding at the beginning of the year	9,046,979	$0.41	5.6
Issued	277,778	0.36	4.7
Exercised	-	0.00	-
Expired	-	0.00	-
Outstanding at the end of the period	9,324,757	$0.40	4.7
Vested	9,324,757	$0.40	4.7
Exercisable at the end of the period	9,324,757	$0.40	4.7

Note 11. Income Taxes

Loss before income taxes consisted of the following:

	Twelve Months Ended June 30,
	2009	2008

Loss before income taxes	$(7,589,111)	$(2,923,808)

The components of the provision (benefit) for income taxes are as follows:

	Twelve Months Ended June 30,
	2009	2008
Current
Federal	-	-
State	1,500	1,100
Local and franchise		250
Total current tax provision	1,500	1,350

Deferred
Federal	892,795	(874,806)
State	145,339	(145,679)
Local and franchise	-	-
Total deferred tax benefit	1,038,134	(1,020,485)

Total tax provision (benefit)	$1,038,309	$(1,019,135)

	Twelve Months Ended June 30,
	2009	2008
Temporary differences:
Deferred Tax Assets:
Net operating loss carry-forward	1,836,349	866,310
Allowance for doubtful accounts	52,500	36,576
Stock based Compensation	336,611	129,220
Accrued interest	8,224	5,879
Less: valuation allowance	(2,233,684)	-
Deferred tax assets	0	1,037.985

Deferred tax liabilities	-	-
Net deferred tax asset	$0	$1,037,985

The Company had federal and state net operating tax loss carry forwards of approximately $10,340,284 as of June 30, 2009.  The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2023.

In 2009, net deferred tax assets decreased by $1,037,985 primarily due to valuation allowance established based upon the realization of the tax benefits.   The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not the deferred tax assets will ultimately be recovered and, accordingly, a $2,233,684 valuation allowance was recorded as of June 30, 2009.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Twelve Months Ended June 30,
	2009	2008

Expected income tax benefit(loss) at statutory rate of 35%	$(1,119,074)	$(1,023,333)
State and local tax benefit, net of federal	(82,051)	6,038
Change in valuation account	2,233,684	-
Other:
Meals & Entertainment	5,750	10,236
Income tax expense (benefit)	$1,038,309	$(1,019,135)

Note 12. Commitments and Contingencies

The Company has a lease for office space of approximately 3,700 sq ft. The lease in Brooklyn was entered into on September 1, 2007 and is for a period of three years.  The Company moved out of the Brooklyn office in April 2009.  The Company has not made any rent payments on that lease since February 2009 and the landlord has not pursued any actions as of the date of this report.   The Company has reduced the security deposit on the office space to zero and reflected it as rent expense.   Such amount covers rent through May 2009.   Since May 2009, the Company has been paying$1,900 on a month-to-month basis for office space in Brooklyn.   No lease is in the Company’s name but rather the name of an affiliated company, Eisenberg Holdings, LLC (“EHI”).  Management withdrew $5,700 payable to EHI, to be utilized as a security deposit on the office space.  The Company has reflected such amount as a due from EHI.   Effective as of November 1, 2009, the Company informed EHI that it will no longer cover any costs related to this space.

The Company’s only office space is in Ogden Utah where by it has a month-to-month arrangement.  Such space is approximately 1,000 square feet and the rent is $800 per month.    Rent expense under these arrangements totaled $158,928 and $100,483 for the years ended June 30, 2009 and 2008, respectively. The Company also has certain leases on office equipment and computers. The lease expense recorded for these totaled $20,148 and $6,500 for the year ended June 30, 2009 and 2008, respectively. Projected expenses related to the above lease arrangements for the next five years is as follows:

For the year ended	Total

June 30, 2010	$94,410
June 30, 2011	37,333

Note 13. Fair Value Measurements

 Effective July 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) 157, Fair Value Measurements, which provides a framework for measuring fair value under FASB 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. FASB 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis at June 30, 2009 and 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	June 30, 2009	June 30, 2008

Balance at July 1, 2008	$-	$-
Increase in Derivative Liability	3,861,262	-
Debt discounts	850,965	-
Balance at June 30, 2009	$4,712,227	$-

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

Note 14. Subsequent Events

On September 9, 2009, Bryan Eisenberg, tendered his resignation to the Board of Directors of Future Now Group, Inc (the “Company”) from his position as Executive Vice President of the Company, effective September 9, 2009.   Mr. Eisenberg will remain a member of the Company’s Board of Directors and act in an advisory role to certain areas of the business for a period to be determined.

Effective September 21, 2009, Roy Williams and William Schloth resigned as directors of the Company.  On or about September 30, 2009, Bryan Eisenberg and Jeffrey Eisenberg resigned as directors of the Company.

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

Mr. Alan Hall remained a director.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2009 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. The CFO and CEO determined that at June 30, 2009, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. Because of material weakness, we reallocated certain operating personnel to handle certain tasks as well as developed written policies to better segregate duties.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of June 30, 2009. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of June 30, 2009, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Material Weakness in Internal Controls Over Financial Reporting

Because of the material weakness described above, we reallocated certain operating personnel to handle certain operating tasks and established written procedures to better segregate duties.  As out operations grows we need to hire an senior accountant.

We believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of June 30, 2009 and the related consolidated statement of operations, shareholder equity and cash flow for the years ended June 30, 2009, and 2008, in conformity with GAAP, notwithstanding the material weakness we identified.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and positions as of the date of this prospectus are listed below.

Name	Age	Position Held with our Company
William Schloth	45	Interim Chief Executive and Accounting Officer
Alan Hall	63	Director
Greg Goldberg	46	Director

William E. Schloth served as our director from October 30, 2007 until September 21, 2009, and as our Chief Financial Officer and Chief Accounting Officer from October 30, 2007 until June 19, 2009.  Mr. Schloth has been associated with Future Now since its inception in 1997.  He has been investing in and advising private and public startup and middle market companies for over twenty years.  Mr. Schloth has been the CEO and head of investment banking for a number of regional broker-dealers and has significant M&A, business integration, and divestiture experience.  Mr. Schloth held senior management positions with GE Capital’s M&A group and spent five years with Coopers & Lybrand.  He also successfully co-founded, grew, and sold his own full-service brokerage firm as well as founding a specialty high-end financial and technology management consulting practice.  Mr. Schloth is a certified public accountant and holds an MBA from New York University’s Stern School of Business in Marketing and Finance.

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

Greg Goldberg was appointed to the board of directors on October 1, 2009.  Mr.  Goldberg is a manager and member of Professional Traders Management, LLC (“PTM”). PTM is the manager of one of our significant stockholders.  Prior to joining PTM in 2003. Mr. Goldberg was a Principal at Ocean View Capital LLC where he managed a long/short equity fund from 1998 to 2003. Mr. Goldberg received his Bachelors of Science in Business Administration, Marketing/Finance, cum laude, from Marist College in 1984.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2009, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid by the Company to its Chief Executive Officer and its named executive officers, as such term is defined in Item 402 of Regulation SB promulgated under the Securities Act, for services performed during the years ended June 30, 2009, 2008 and 2007:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

William Schloth	2009	$30,711	(1)	0	0	0					$30,711
Interim Chief	2008	138,235		0	0	215,874	0	0	0		354,110
Executive Officer	2007	120,000		0	0	0	0	0	0		120,000
and Chief
Accounting Officer
(since October 1,
2009)
Chief Financial
Officer and Director
(resigned as
Director on
September 21,
2009)

Jeffrey Eisenberg	2009	64,890	(2)	0	0	0	0	0	0		64,890
Director, Chief	2008	157,520		0	0	21,364	0	0	0		178,884
Executive Officer	2007	130,000		0	0	0	0	0	0		130,000
and President
(until September
30, 2009)

Bryan Eisenberg	2009	64,890	(2)	0	0	0	0	0	0		64,890
Director and	2008	157,520		0	0	21,364	0	0	0		178,884
Executive Vice	2007	130,000		0	0	0	0	0	0		130,000
President of
Intellectual
Property
(until September 9,
2009)

Howard Kaplan	2009	62,613		0		0	0	0	0		62,613
Chief Operating	2008	119,423		0		118,864	0	0	0		238,287
Officer	2007	-		-		-	-	-	-		-
(until January 1,
2009)

John Quarto-vonTivadar	2009	37,194		0		0	0	0	3,600	(3)	40,794
Chief Scientist	2008	100,000		0		21,364	0	0	0		121,364
(until December 1,	2007	-		-		-	-	-	-		-
2009)

(1)  Mr. Schloth had no W-2 payments during the fiscal year ended June 30, 2009.  Payments represent  those made to WMS Financial Group, Inc. and FN Implementation Partners, two entities affiliated with Mr. Schloth.
(2)  2009 payments represent both W-2 payments as well as payments made to Eisenberg Holdings LLC, an entity owned by Bryan and Jeffrey Eisenberg.  Payments also reflect those made for car insurance and car payments as well as health benefits during the period which executive was not on W-2 payment.  Specific payments that cannot be directly applied to an executive have been split equally between Jeffrey and Bryan Eisenberg
(3)  Car allowance

For the fiscal year ended June 30, 2007, the compensation of Jeffrey Eisenberg, Bryan Eisenberg, and William Schloth reflects their compensation earned while employed by FNI, one of our operating subsidiaries.

We do not currently have any employment agreements with any of our executive officers.

Separation Agreement with John Quarto von Tivadar

On December 1, 2009, we entered into a separation agreement with Mr. Quarto-von Tivadar pursuant to which he resigned all officer, director and employment positions with us and each of our subsidiaries and waived any and all rights under his employment agreement dated October 30, 2007.  In consideration of his resignation and release, we agreed to pay him between $30,000 and $60,000 of which $10,000 was paid on the date of the agreement with the remainder to be paid upon delivery of certain items and services.

Stock Option Plan

Prior to the share exchange with Future Now, Inc., we did not have a stock option plan for our employees. As a condition of the closing of the share exchange, we agreed to adopt Future Now, Inc.’s 2007 Stock Option Plan under which 7,545,868 stock options were issued to the grantees (the “Grantees”), 2,363,893 of which had been exercised (“Option Exercises”). As part of the Option Exercises we received promissory notes from William E. Schloth and Howard Kaplan totaling $95,000. The Grantees have all agreed to have the exercise price of their options adjust to the closing price of our common stock on the closing date of the share exchange (the “Price Amendment”). As consideration for the Price Amendment, the Grantees will receive additional options equal to 25% of the then-outstanding options. There were 80,361 pre-share exchange shares granted under this provision. As of June 30, 2009, a total of 10,867,618 stock options were issued and outstanding at a weighted average price of $0.065 per share.   Through a settlement agreement with Howard Kaplan and a share relinguishment with William Schloth the $95,000 was reduced to zero.

Stock Options/SAR Grants

During the fiscal year ended June 30, 2009 the following options were issued, exercised and/or expired:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term
Stock Options

Outstanding at beginning of the year	8,247,243	$0.33	4.75
Granted	12,594,743	$0.05	5.00
Exercised	-	$0.00	-
Forfeited/Expired	(9,974,368)	$0.30	-
Outstanding at the end of the period	10,867,618	$0.065	4.95

Options exercisable at the end of the period	10,450,000	-	-

Potential Payments upon Termination

None

Directors Compensation

We reimbursed our directors for expenses incurred in connection with attending board meetings. Non-management directors are also eligible to receive quarterly retainer payments of $6,000 (“Retainer”). The directors have the right to accept payment in cash or in fully vested shares of the Company’s Common Stock equal to 50% or 100% of the Retainer. If they elect to accept payment of all or a portion of the Retainer in shares of the Company's Common Stock, the number of shares issued each quarter will equal the dollar amount of the Retainer to be taken in shares, divided by 100 percent of the closing sale price of the shares on the first trading day after the end of each fiscal quarter for which the Retainer is due. No fractional shares will be issued. The number of shares issued will be rounded down to the nearest number of whole shares. The sale or transfer of the shares purchased with a part or all of your Retainer will be restricted for a period of six months after the date of purchase. In addition, we will pay the directors a cash incentive equal to 20 percent of the Retainer. It will be paid quarterly, in cash, at the time the quarterly installment of the Retainer is payable in shares. No compensation was paid to directors for the year ended June 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 20, 2009, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying options or warrants which are currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	Eisenberg Holdings, LLC(2)(3) c/o Jeffrey Eisenberg 2401 East 23 rd Street Brooklyn, NY 11235	5% stockholder	36,681,883	37.8%

Common	Professional Offshore Opportunity Fund, Ltd. 1400 Old Country Road, Suite 206 Westbury, NY 11590 (4)	5% Stockholder	20,000,000	20.6%

Common	William Schloth (5) 80 Mountain Laurel Road Fairfield, CT 06824	Interim CEO and CAO	6,852,688	6.7%

Common	Alan Hall(6)	Director	1,987,142	2.0%

Common	Greg Goldberg (4)	Director	0	*
Common	Directors and Executive Officers as a Group (3 persons)		8,839.830	8.6%
 *less than 1%
(1)
Based on 97,125,063 shares of common stock as of November 20, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)
Eisenberg Holdings, LLC is wholly owned by Jeffrey Eisenberg, Bryan Eisenberg and Esther Eisenberg. Bryan and Jeffrey Eisenberg are the managing members of the LLC and have split voting and investment control.

(3)
Eisenberg Holdings LLC pledged 36,681,883 shares of Common Stock to secure Future Now Group’s obligations under it October 30, 2007 Note issued to Professional Offshore Opportunity Fund (“POOF”).  Future Now Group, Inc. has defaulted on payment of the Note and accordingly, POOF has the right to foreclose on the pledged shares.

(4)	Mr. Goldberg is a manager and member of Professional Traders Management, LLC (“PTM”). PTM is the manager of Professional Offshore Opportunity Fund, Ltd.
(5)	Includes 4,827,595 fully vested stock options.
(6)
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

Changes in Control

There are no arrangements that may result in a change of control of us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Eisenberg Holdings, LLC (“EHI”)

EHI was established on September 22, 2003, and is presently owned 40% by Jeffrey Eisenberg, our Chief Executive Officer, 40% by Bryan Eisenberg, the Executive Vice President of the Company (collectively, the “Eisenbergs”), and 10% by Esther Eisenberg. As of June 30, 2009, EHI held 36,681,884 shares of our common stock, which equals 39.54% basic, and 31.04% fully diluted ownership. EHI operates as a holding company for the Eisenberg’s investment portfolio as well as an operating entity for individual speaking and other publishing activities of the Eisenbergs.

Director Independence

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a)(15) of the Rules of FINRA and as such we have determined that Alan Hall qualifies as an independent director

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table indicates the fees paid by us for services performed in for the twelve month periods ended June 30, 2009 and June 30, 2008:

	Year Ended June 30, 2009	Year Ended June 30, 2008

Audit Fees	$25,000	$25,000
Audit-Related Fees	15,000	15,000
Tax Fees	0	0
All Other Fees	0	0

Total	$40,000	$40,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended June 30, 2009 and 2008, respectively, for the audit of our consolidated financial statements.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the years ended June 30, 2009 and 2008. These services principally include the assistance and issuance of consents for various filings with the SEC.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ending June 30, 2009 and 2008.

ITEM 15.	EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2, filed with the Securities and Exchange Commission (the “Commission”) on July 27, 2006.)

3.1a	Certificate of Amendment to Articles of Incorporation (previously filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on July 24, 2007.)

3.2	Bylaws (previously filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2, filed with the Commission on July 27, 2006.)

4.1	Specimen Stock Certificate (previously filed as Exhibit 4.1 to the Company’s registration statement on Form SB-2, filed with the Commission on July 27, 2006.)

10.1
Share Exchange Agreement, dated October 30, 2007, by and between Future Now Group, Inc., Future Now, Inc., and the former stockholders of Future Now, Inc. (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.2	Securities Purchase Agreement, dated October 30, 2007 (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.3	Registration Rights Agreement, dated October 30, 2007 (previously filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.4	Security Agreement, dated October 30, 2007 (previously filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.5	Pledge Agreement, dated October 30, 2007 (previously filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.6	Warrant Agreement W1-1 with Professional Offshore Opportunity Fund Ltd. (previously filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.7	Warrant Agreement W1-2 with Professional Traders Fund LLC. (previously filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.8	Warrant Agreement W2-1 with Professional Offshore Opportunity Fund Ltd. (previously filed as Exhibit 10.8 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.9	Warrant Agreement W2-2 with Professional Traders Fund LLC. (previously filed as Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.10
Secured Convertible Note Agreement with Professional Offshore Opportunity Fund Ltd. (previously filed as Exhibit 10.10 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.11	Secured Convertible Note Agreement with Professional Traders Fund LLC. (previously filed as Exhibit 10.11 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.12	Promissory Note - Howard Kaplan (previously filed as Exhibit 10.12 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.13	Promissory Note - William Schloth (previously filed as Exhibit 10.13 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.14	Form of Original Investment Agreements with Bridge Investors (previously filed as Exhibit 10.14 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.15
Form of Arrangement with Original Bridge Investors for Amendments to Original Investment Agreements (previously filed as Exhibit 10.15 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.16
Office Lease Agreement Dated September 1, 2007 for Occupancy December 15, 2007 (previously filed as Exhibit 10.16 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2007.)

10.17*	Secured Note

10.18*	Security Agreement

10.19*	Guaranty

21*	Subsidiaries

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE NOW GROUP INC.

Dated: December 9, 2009	By:	/s/ William E. Schloth
William E. Schloth
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ William E. Schloth	Chief Executive Officer and Chief Accounting Officer	December 9, 2009
William E. Schloth

/s/ Greg Goldberg	Director	December 9, 2009
Greg Goldberg

/s/ Alan Hall	Director	December 9, 2009
Alan Hall