Form 10-Q/A
period 2009-09-30
Future Now Group Inc.
filed 2009-12-16
CIK 1370555

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September, 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

COMMISSION FILE NUMBER 000-52274

FUTURE NOW GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-4237445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

80 Mountain Laurel Rd
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

As of December 14, 2009 there were 97,125,063 shares of our common stock, par value $0.001 per share, outstanding.

FUTURE NOW GROUP INC.
Form 10-Q
Quarterly Report
September 30, 2009

Table of Contents

EXPLANATORY NOTE

This amendment no. 1 to quarterly report on Form 10-Q is being filed to provide the financial statements required by Article 8-03 of Regulation S-X, management’s discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308T of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  These items were not available for filing with the quarterly report on Form 10-Q filed by us on November 23, 2009.

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FUTURE NOW GROUP INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 (UNAUDITED) AND JUNE 30, 2008

	9/30/09	6/30/09

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,774	$34,138
Investment in available for sale marketable securities	492,085	39,212
Accounts receivable, net	65,150	10,650
Note receivable	58,132	58,132
Prepaid expenses and other current assets	17,833	73,333
TOTAL CURRENT ASSETS	640,974	215,465

Intangible asset, net	202,220	236,387
Goodwill	185,717	185,717
TOTAL ASSETS	$1,028,911	$637,569

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$635,686	$598,562
Derivative liability	8,029,552	4,712,227
Deferred revenue	83,973	41,477
Income tax payable	1,500	1,500
Current portion of long-term debt	1,940,216	1,442,103
TOTAL CURRENT LIABILITIES	10,690,927	6,795,869

Convertible debentures, net of discount	0	41,568
TOTAL LIABILITIES	10,690,927	6,837,437

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 900,000,000 shares authorized, 77,125,063 and 77,125,063 shares issued and outstanding, as of September 30, 2009 and June 30, 2009, respectively	77,125	77,125
Additional paid-in capital	4,209,079	4,209,079
Retained earnings	(14,255,305)	(10,340,284)
Accumulated other comprehensive income(loss)	307,085	(145,788)
TOTAL STOCKHOLDERS' EQUITY	(9,662,016)	(6,199,868)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,028,911	$637,569

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Revenues:
Software subscription revenues	$218,800	$-
Professional service revenues	42,187	751,723
Total Revenues	260,987	751,723

Cost of Revenues	146,134	255,713
Gross Profit	114,853	496,010

Operating expenses:
Marketing and sales	23,808	149,462
Research and development	37,001	66,133
Stock based compensation	0	487,138
General and administrative	87,122	357,703

Total operating expenses	147,931	1,060,436

Loss from operations	(33,078)	(564,426)

Other (income) expenses
Interest expense and amortization of debt discount	566,231	212,489
Change in the fair value of derivative liability	3,317,325	-
Amortization of deferred financing costs	-	57,700
Other (income) expense	(1,612)	207
Total other expenses	3,881,944	270,396

(Loss) before taxes	(3,915,022)	(834,822)
Income tax provision (benefit)	0	(269,546)

Net (loss) applicable to common shareholders	$(3,915,022)	$(565,276)

Comprehensive income (loss):
Unrealized gain(loss) on available for sale marketable securities	452,873	(10,050)

Total comprehensive income (loss)	$(3,462,149)	$(575,326)

Net (loss) per share - basic and diluted	$(0.05)	(0.01)

Weighted number of shares outstanding - basic and diluted	77,125,063	77,264,318

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Preferred Stock		Common			Accum		Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Comp (Loss)	Retained (Deficit)	Equity (Deficit)

Balance June 30, 2009	-	$-	77,125,063	$77,125	$4,209,079	$(145,788)	$(10,340,284)	$(6,199,868)

Change in fair value of marketable securities						452,873		452,873
Net loss for period							(3,915,022)	(3,915,022)

Balance September 30, 2009	-	$-	77,125,063	$77,125	$4,209,079	$307,085	$(14,255,306)	$(9,662,016)

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(3,915,022)	$(565,276)
Adjustments to reconcile net (loss) to cash used in operating activities:

Change in deferred tax asset	-	(269,670)
Provision for doubtful accounts	-	(44,500)
Stock based compensation	-	487,138
Depreciation	-	2,967
Change in derivative liability	3,317,325	-
Amortization of prepaid interest	55,000	55,000
Amortization of debt discount	456,545	102,705
Amortization of intangibles	34,166	34,167
Amortization of deferred offering costs	0	57,699

Change in operating assets and liabilities:
Accounts and notes receivable	(54,500)	(101,173)
Prepaid and other current assets	500	3,022
Deferred offering costs	0	-
Income tax receivables/payable	0	-
Accounts payable and accrued expenses	37,126	(33,744)
Deferred licensing fees	-	-
Deferred revenue	42,496	8,277
Security deposit and other assets	0	-

Net cash used in operating activities	$(26,364)	$(263,388)

CASH FLOW FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$-	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000
Net cash provided by financing activities	$-	$100,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,364)	(163,388)

CASH AND CASH EQUIVALENTS at beginning of period	34,138	228,467
CASH AND CASH EQUIVALENTS at end of period	$7,774	$65,079

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$8,951
Income Taxes	$-	$500

Supplemental schedule of non-cash investing and financing activities
Issuance of stock for services to be provided	$-	$550,000

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)  AS OF SEPTEMBER 30, 2009

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Future Now Group Inc. (“FNGI”, the “Company” or “Future Now”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. This document should be read in conjunction with the Company’s Form 10K filing for June 30, 2009 and other financial reports filed from time to time.

Liquidity.  As of September 30, 2009, we had $7,774 in cash.  We had $492,085 in restricted marketable securities and $65,150 in accounts receivable, $10,049,953 in working capital deficiency, and an accumulated deficit of $14,255,305.   Our net loss and operating loss for the three months ended September 30, 2009 was $3,915,022 and $33,078, respectively.   As of September 30, 2009 we were still in default in the $1,800,000 notes we hold. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 2. COMMON STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock and 50,000,000 shares of preferred stock both with par value of $0.001. The Company had 77,125,063 shares of common stock issued and outstanding as of September 30, 2009 and June 30, 2009, respectively.

NOTE 3. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value.  Under ASC 820 fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

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

The tables below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and June 30, 2009:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)
	September 30, 2009	June 30, 2009

Marketable securities	$492,085	$39,212

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	September 30, 2009	June 30, 2009

Beginning balance	$4,712,227	$-
Increase in Derivative Liability	3,317,325	3,861,262
Initial Derivative Liability	-	850,965
Ending at balance	$8,029,552	$4,712,227

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

NOTE 4. SUBSEQUENT EVENTS

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

Our Business

Future Now Group, Inc. (the “Company”) through its wholly-owned subsidiaries, Future Now, Inc (“FNI”), Intellectual Property Licensing Group, Inc,(“IPLG”), Future Now Consulting, Inc (“FNCI”) and Elemental Business, Inc (“EBI”), provides online marketing optimization services and software solutions utilizing a proprietary methodology and supporting set of software tools that help businesses improve their online marketing to generate more sales, leads, and subscriptions. The Company’s proprietary Persuasion Architecture® framework delivers clients “blueprints” to plan, measure and improve their online sales and marketing initiatives.

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

Results of Operations

Summary of Key Results

Total revenues, including revenues from professional services and software subscription sales for the unaudited three months ended September 30, 2009 were $260,987 as compared to the revenues of $751,723 for the same period ending September 30, 2008.    Total revenues from software subscriptions for the three months ended September 30, 2009 was $218,800 versus $0 for the same period prior year.

Total cost of revenues for the unaudited three months ended September 30, 2009 were $146,134 as compared to $255,713 for the same period ended September 30, 2008.   Total operating expenses including sales and marketing expenses, stock based compensation and general and administrative expenses for the unaudited three months ended September 30, 2009 were $147,931, as compared to $1,060,436 for the same period ending September 30, 2008.

Results of Operations for Unaudited Three Months Ended September 30, 2009 and September 30, 2008

Revenues and Cost of Revenues

Total revenue for the three months ended September 30, 2009 was $260,987 as compared to revenue of $751,723 for the same period ended September 30, 2008, representing an decrease of $490,736 or 65%. The decrease in revenues was primarily due to the Company’s shift to a subscription based software model from a professional services offering.

Cost of revenues for the three months ended September 30, 2009 was $146,134, as compared to cost of revenues of $255,713 for the same period ended September 30, 2009, representing an decrease of $109,579, or 42.9%.  Cost of revenues for the three months ended September 30, 2009 was 56% of total revenues compared with 34.0% of total revenues for the same period ended September 30, 2008.  Gross margins for the three months ended September 30, 2009 was 44%, as compared to 66.0% for the same period ended September 30, 2008, representing an decrease of 76.8%.  The decrease in our gross margins was primarily due to much lower than expected professional services revenue and the shift in our business model to a Software as a Service offering.

Operating Expenses

Total operating expenses for the three months ended September 30, 2009 were $147,931, as compared to total operating expenses of $1,060,436 for the same period ending September 30, 2008, representing an decrease of $912,505 or 86.0%. Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses. The decrease in the operating expenses during the three months ended September 30, 2009 was primarily due to our company restructuring and cost reduction efforts as well as decrease in stock based compensation and sales and marketing expenses.  We recorded $0 in stock-based compensation for the three months ended September 30, 2009 as compared to $487,138 for the same period ending September 30, 2008.

General and administrative expenses for the three months ended September 30, 2009 were $87,122, as compared to general and administrative expenses of $357,703 for the same period ending September 30, 2008, representing an decrease of $270,581, or 75.6%. The decrease of general and administrative expenses during the three months ended September 30, 2009 was mainly due to our cost reduction efforts and less legal and professional fees.   Marketing and sales expenses for the three months ended September 30, 2009 were $23,808, as compared to marketing and sales expenses for the three months ended September 30, 2008 of $149,462, representing an decrease of $125,654, or 84.1%.

Sales and marketing expenses as a percentage of revenue for the three months ended September 30, 2009 was 9.1% as compared to 19.9% for the same period ended September 30, 2008. The decrease represented low expenditure on marketing efforts and primarily represents the commissions on our independent sales agent.  Currently we have no salary based sales or marketing personnel.   Research and development expenses for the three months ended September 30, 2009 were $37,001, as compared to research and development expenses of $66,133 for the same period ended September 30, 2008, representing a decrease of $29,133 or 44.1%. The decrease was primarily due to decreased outside vendor expenses related to software development.  Research and development expenses as a percentage of total revenue for the three months ended September 30, 2009 was 14.2% as compared to 8.8% for the same period ended September 30, 2008. The increase was primarily due to a lower revenues.

Other Income and Expenses

During the three months ended September 30, 2009 we earned interest of $1,612, as compared to earning $207 of interest for the same period ended September 30, 2008.

For the three months ended September 30, 2009, we incurred interest expense of $109,686 as compared to $109,784 for the same period ended September 30, 2008. For the three month period ended September 30, 2009, we recorded $456,545 in debt discount amortization and $0 in deferred offering cost amortization as compared to $102,705 and $57,700, respectively, for the same period ending September 30, 2008.    For the three months ended September 30, 2009 we recorded $3,317,325 for the change in the fair value of a derivative liability associated with the conversion feature of notes versus $0 for the same period ending September 30, 2008.

Net (Loss)

Our net loss for the three months ended September 30, 2009 was ($3,915,022) as compared to a net loss of ($565,376), for the same period ended September 30, 2008.  Net loss as a percentage of total revenues was 1500.1% for the three months ended September 30, 2009, as compared to loss of 75.2% for the same period ended September 30, 2008.  The increase in net loss during the quarter ended September 30, 2009 was primarily do the recording of the change in fair value of our derivative liability and related debt discount amortization.

Liquidity and Capital Resources

Cash Provided by Financing Activities

Financing activities for the three months ended September 30, 2009 was $0 versus $100,000 related to the sale of common stock for the three months ended September 30, 2008.

Cash Flow Used in Operating Activities

Operating activities used cash of $26,364 for the three months ended September 30, 2009, as compared to $263,388 for the same period ending September 30, 2008.    The decrease in cash used for operating activities for the three months ended September 30, 2009 was primarily a result of reduced net operating losses.

Cash Flow Used in Investing Activities

None for the three months ended September 30, 2009 and 2008.

Capital Expenditures

No major capital expenditures for the three months ended September 30, 2009 and 2008.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are not effective as at the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 1A. RISK FACTORS

Not applicable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6.   EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUTURE NOW GROUP INC.

Date: December 16, 2009	By: /s/ William Schloth
William Schloth
Interim Chief Executive Officer and Accounting Officer