Form 10-Q
period 2009-12-31
Future Now Group Inc.
filed 2010-02-22
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

COMMISSION FILE NUMBER 000-52274

FUTURE NOW GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-4237445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐  No  ☒

As of February 22, 2010, there were 97,125,063 shares of our common stock, par value $0.001 per share, outstanding.

FUTURE NOW GROUP INC.
Form 10-Q
Quarterly Report
December 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUTURE NOW GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 (UNAUDITED) AND JUNE 30, 2009

ASSETS
	12/31/09	6/30/09

CURRENT ASSETS:
Cash and cash equivalents	$21,426	$34,138
Investment in available for sale marketable securities	190,791	39,212
Accounts receivable, net	36,448	10,650
Note receivable	5,700	58,132
Prepaid expenses	—	73,333
TOTAL CURRENT ASSETS	254,365	215,465

Fixed assets, net	1,058	—
Intangible asset, net	168,053	236,387
Goodwill	185,717	185,717
TOTAL ASSETS	$609,193	$637,569

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$626,025	$585,468
Accrued interest	155,369	13,094
Derivative liability	917,089	4,712,227
Deferred revenue	11,452	41,477
Income tax payable	1,500	1,500
Current portion of long-term debt	2,181,562	1,442,103
TOTAL CURRENT LIABILITIES	3,892,997	6,795,869

Convertible debentures, net of discount	0	41,568
TOTAL LIABILITIES	3,892,997	6,837,437

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $.001 par value, 900,000,000 shares authorized,
97,125,063 and 77,125,063 shares issued and outstanding,
as of December 31, 2009 and June 30, 2009, respectively	97,125	77,125
Additional paid-in capital	4,209,078	4,209,079
Retained earnings	(7,543,614)	(10,340,284)
Accumulated other comprehensive loss	(46,393)	(145,788)
TOTAL STOCKHOLDERS' EQUITY	(3,283,804)	(6,199,868)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$609,193	$637,569

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software subscription revenues	$196,860	$8,250	$415,510	$8,250
Professional service revenues	77,108	451,929	119,446	1,303,627
Total Revenues	273,968	460,179	534,956	1,311,877

Cost of Revenues	115,486	128,589	261,620	383,978
Gross Profit	158,482	331,590	273,336	927,899

Operating expenses:
Marketing and sales	26,185	128,568	49,993	277,838
Research and development	43,752	68,402	80,751	137,535
Stock based compensation	—	(20,685)	—	466,453
General and administrative	113,954	368,250	199,466	723,470
Total operating expenses	183,891	544,535	330,211	1,605,296

Loss from operations	(25,409)	(212,945)	(56,875)	(677,397)

Other (income) expenses
Interest expense and amortization of debt discount	344,798	179,647	911,028	437,153
Change in the fair value of derivative liability	(7,112,463)	—	(3,795,138)	—
Amortization of deferred financing costs	—	57,699	—	115,398
Other expense	30,566	(154)	30,566	41
Total other expenses (income)	(6,737,099)	237,192	(2,853,544)	552,592

Income (Loss) before taxes	6,711,690	(450,137)	2,796,669	(1,229,989)
Income tax provision (benefit)	0	0	0	(269,545)

Net income (loss) applicable to common shareholders	$6,711,690	$(450,137)	$2,796,669	$(960,444)

Comprehensive income (loss):
Unrealized gain (loss) on available for sale marketable securities	(75,267)	10,880	99,395	830

Total comprehensive income (loss)	$6,636,423	$(439,257)	$2,896,064	$(959,614)

Net income (loss) per share - basic	$0.07	$(0.01)	$0.03	$(0.01)
Net income (loss) per share - diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted number of shares outstanding -
basic	91,093,317	78,563,952	84,993,915	77,917,686
diluted	1,892,949,239	—	1,884,993,915	—

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2009 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Accum Comp	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Gain (Loss)	(Deficit)	(Deficit)

Balance June 30, 2009	—	$—	77,125,063	$77,125	$4,209,078	$(145,788)	$(10,340,283)	$(6,199,868)

Change in fair value of marketable securities						99,395		99,395
Employee stock options					0			0
Sale of common stock			20,000,000	20,000				20,000
Net income for period							2,796,669	2,796,669

Balance December 31, 2009	—	$—	97,125,063	$97,125	$4,209,078	$(46,393)	$(7,543,614)	$(3,283,804)

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,796,669	$(960,444)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in deferred tax asset	—	(269,670)
Provision for doubtful accounts	(10,500)	(4,500)
Stock based compensation	—	466,453
Depreciation	—	5,933
Change in derivative liability	(3,795,138)	—
Amortization of prepaid interest	73,333	110,000
Amortization of debt discount	652,324	170,342
Amortization of intangibles	68,333	68,334
Amortization of deferred offering costs	—	115,398

Change in operating assets and liabilities:
Accounts and notes receivable	(15,049)	89,957
Prepaid and other current assets	—	3,160
Accounts payable and accrued expenses	182,832	165,940
Deferred revenue	(30,025)	(101,723)
Net cash used in operating activities	$(77,221)	$(140,820)

CASH FLOW FROM INVESTING ACTIVITIES:
Equipment purchases and leasehold improvements	(1,058)	—
Net cash (used in) investing activities	$(1,058)	$—

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan from director and shareholder	25,000	—
Proceeds from promissory note with accredited investor	20,567	—
Proceeds from sale of common stock	20,000	100,000
Net cash provided by financing activities	$65,567	$100,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,712)	(40,820)

CASH AND CASH EQUIVALENTS at beginning of period	34,138	228,467
CASH AND CASH EQUIVALENTS at end of period	$21,426	$187,647

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$13,595
Income Taxes	$—	$500

Supplemental schedule of non-cash investing and financing activities
Issuance of stock for services to be provided	$—	$550,000
Issuance of stock for board of directors quarterly retainer	$—	$12,000
Change in fair value of marketable securites for sale	$—	$830
Conversion of note receivable and accrued interest to available for sale marketable securities	$55,486	$—

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) AS OF DECEMBER 31, 2009

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Future Now Group Inc. (“FNGI”, the “Company” or “Future Now”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  This document should be read in conjunction with the Company’s Form 10K filing for June 30, 2009 and other financial reports filed from time to time.

Liquidity.  As of December 31, 2009, we had $21,426 in cash.  We had $190,791 in restricted marketable securities and $36,448 in accounts receivable, $3,638,632 in working capital deficiency, and an accumulated deficit of $7,543,614.Our operating loss for the three and six months ended December 31, 2009 was $25,409 and $56,875, respectively.   As of December 31, 2009 we were still in default in the $1,800,000 notes we hold. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 2.  PROMISSORY NOTE AND FINANCING.

On October 30, 2009, two secured debenture executed with an investors on October 29, 2007 matured.  The Company was unable to repay the obligation and as such continues to be in default.

On October 8, 2009, the Company received $25,000 from a board member who is also a shareholder.  The amount has been treated as a loan to shareholder and at the present time does not have an interest rate.  The Company plans to formalize the securities instrument underlying the loan along with its overall restructuring efforts.

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

NOTE 3.  COMMON STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock and 50,000,000 shares of preferred stock both with par value of $0.001.  The Company had 97,125,063, and 77,125,063 shares of common stock issued and outstanding as of December 31, 2009 and June 30, 2009, respectively.

On October 20, 2009, we issued 20,000,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $20,000.  The proceeds were used for general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

NOTE 4.:  FAIR VALUE MEASUREMENTS

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

The tables below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and June 30, 2009:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)
	December 31, 2009	June 30, 2009

Marketable securities	$190,791	$39,212

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	December 31, 2009	June 30, 2009

Beginning balance	$4,712,227	$—
Increase (Decrease) in Derivative Liability	(3,795,138)	3,861,262
Initial Derivative Liability	—	850,965
Ending balance	$917,089	$4,712,227

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

NOTE 5.:  EARNINGS PER SHARE

Basic income (loss) per common share (“EPS”) is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted EPS reflects the potential dilution that could occur if certain outstanding stock options are exercised, restrictions lapse on restricted stock awards and convertible debenture is converted.   Anti-dilutive securities are excluded from diluted EPS.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three and six months ended December 31, 2009.

	Three Months Ended 12/31/09	Six Months Ended 12/31/09

Net income (loss) attributable to common stockholders for basic computation	6,711,690	2,796,669

Net income (loss) attributable to common stockholders for basic computation
Net income(loss) attributable to common stockholders	6,711,690	2,796,669
Diluted effective of conversion feature of notes	7,193,463	3,957,138
Net income(loss) for dilutive computation	(481,773)	(1,160,469)

Basic income (loss) per common share:
Weighted average common shares outstanding	91,093,317	84,993,915
Basic income (loss) per common share	$0.07	$0.03

Diluted income (loss) per common share:
Weighted average common shares outstanding	91,093,317	84,993,915
Dilutive effect of conversion feature of notes	1,800,000,000	1,800,000,000
Weighted average diluted common shares outstanding	1,891,093,317	1,884,993,915
Diluted income (loss) per common share	$(0.00)	$(0.00)

As of December 31, 2009, the Company has 10,867,618 and 9,324,757 outstanding options and warrants, respectively, the effects of which are anti-dilutive at December 31, 2009.

NOTE 6.:  SUBSEQUENT EVENTS

We evaluated events occurring between the end of our fiscal quarter, December 31, 2009 and February 22, 2010 when the financial statements were issued.

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

Our Business

Future Now Group, Inc. (the “Company”) through its wholly-owned subsidiaries, Future Now, Inc (“FNI”), Intellectual Property Licensing Group, Inc, (“IPLG”), Future Now Consulting, Inc (“FNCI”) and Elemental Business, Inc (“EBI”), provides online marketing optimization services and software solutions utilizing a proprietary methodology and supporting set of software tools that help businesses improve their online marketing to generate more sales, leads, and subscriptions. The Company’s proprietary Persuasion Architecture® framework delivers clients “blueprints” to plan, measure and improve their online sales and marketing initiatives.

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

Results of Operations

Summary of Key Results

Total revenues, including revenues from professional services and software subscriptions for the unaudited six months ended December 31, 2009 were $534,956, as compared to the revenues of $1,311,877 for the same period ending December 31, 2009, representing a 59.2% decrease.   This decrease was primarily due to our change in business model from professional services to software as a service offering.

Total operating expenses including sales and marketing expenses, stock based compensation, research and development and general and administrative expenses for the unaudited six months ended December 31, 2009 were $330,211 as compared to $1,605,296 for the same period ending December 31, 2008.   Total general and administrative expenses for the six months ended December 31, 2009 were $199,466 as compared to $723,470 for the same period ended December 31, 2008.

Results of Operations for the Three Months Ended December 31, 2009 and December 31, 2008

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2009 was $273,968 as compared to revenue of $460,179 for the same period ended December 31, 2008, representing a decrease of $186,211 or 40.4% which is primary due to our change in business model.   The three months ended December 31, 2009 and December 31, 2008 revenues include $77,108 in professional services, $196,860 in monthly software subscription fees, versus $8,250 and $451,929, respectively.   Going forward we intend to focus most of our efforts on rapidly growing revenue from our monthly subscription-based OnTarget™ product.   During the three months ended December 31, 2009 we signed on fifteen new accounts for OnTarget™.

Cost of revenues for the three months ended December 31, 2009 was $115,486, as compared to cost of revenues of $128,589 for the same period ended December 31, 2008, representing a decrease of $13,103 or 10.2%.    Cost of revenues for the three months ended December 31, 2009 was 58.7% of total revenues compared with 27.9% of total revenues for the same period ended December 31, 2008.  Gross margins for the three months ended December 31, 2009 was 57.8%, as compared to 72.1% for the same period ended December 31, 2008, representing an decrease of 14.3%.   The decrease in our gross margins was primarily due to our change in business model and related lower revenue during the product roll-out and systems process development period.

Operating Expenses

Total operating expenses for the three months ended December 31, 2009 were $183,891 as compared to total operating expenses of $544,535 for the same period ending December 31, 2008, representing a decrease of $360,644 or 66.2%.  Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses.  The decrease in the total operating expenses was primarily due to cost reduction efforts and lower stock based compensation. During the three months ended December 31, 2009 we recorded income of $0 in stock based compensation compared to $20,685 for the same period ended December 31, 2008.  The income resulted from the reversal of $267,034 in stock-based compensation recorded in the previous quarter related to the issuance of 1,250,000 stock options to one of our officers for a personal guaranty on an account receivable factoring line.

General and administrative expenses for the three months ended December 31, 2009 were $113,954, as compared to general and administrative expenses of $368,250 for the same period ending December 31, 2008, representing a decrease of $254,296, or 69.1%.  The decrease of general and administrative expenses during the three months ended December 31, 2009 was mainly due to cost reduction efforts employed by us.

Marketing and sales expenses for the three months ended December 31, 2009 were $26,185, as compared to marketing and sales expenses for the three months ended December 31, 2008 of $128,568 representing a decrease of $102,383, or 79.6%.  Marketing and sales expenses as a percentage of revenue for the three months ended December 31, 2009 was 9.6% as compared to 27.9% for the same period ended December 31, 2008.  The decrease was primarily due to reduced marketing efforts during the period of product definition and operating system development.

Research and development expenses for the three months ended December 31, 2009 were $43,752, as compared to $68,402 for the three months ended December 31, 2008 representing a decrease of $24,650, or 36%.  Research and development expenses as a percentage of revenue for the three months ended December 31, 2009 was 16.0% as compared to 10.5% for the same period ended December 31, 2008.  The increase was primarily due to decreased revenue.

Other Income and Expenses

For the three months ended December 31, 2009, we incurred interest expense of $344,798 as compared to $179,647 for the same period ended December 31, 2008.   Within the interest expense for the three month period ended December 31, 2009, we recorded $220,779 in debt discount amortization and $0 in deferred offering cost amortization as compared to $101,090 and $34,860, respectively, for the same period ending December 31, 2008. For the three months ended December 31, 2009 we recorded income of $7,112,463 for the change in the fair value of a derivative liability associated with the conversion feature of notes versus $0 for the same period ending December 31, 2008.

Net Income (Loss)

Our net income for the three months ended December 31, 2009 was $6,711,690 as compared to a net loss of ($450,137), for the same period ended December 31, 2008.  The increase in net income during the quarter ended December 31, 2009 was primarily attributable to cost reductions and the recording of the derivative liability associated with the conversion feature of notes.

Results of Operations for the Six Months Ended December 31, 2009 and December 31, 2008

Revenues and Cost of Revenues

Total revenues for the six months ended December 31, 2009 were $534,956 as compared to revenue of $1,311,877 for the same period ended December 31, 2008, representing a decrease of $776,921 or 59.2% primarily resulting from our change in business model.  The six months ended December 31, 2009 revenues include $119,446 in professional services and $415,510 in monthly software subscription fees, versus $1,303,627 and $8,250 respectively, for the same period ended December 31, 2008.  Going forward we intend to focus most of our efforts on rapidly growing revenue from our monthly subscription-based OnTarget™ product.  During the six months ended December 31, 2009 we signed on 37 new accounts for OnTarget™.

Cost of revenues for the six months ended December 31, 2009 was $261,620, as compared to cost of revenues of $383,978 for the same period ended December 31, 2008, representing a decrease of $122,358, or 31.9%.  Cost of revenues for the six months ended December 31, 2009 was 48.9% of total revenues compared with 29.3% of total revenues for the same period ended December 31, 2008.  Gross margins for the six months ended December 31, 2009 was 51.1%, as compared to 70.7% for the same period ended December 31, 2008, representing a decrease of 19.6%.  The decrease in our gross margins was primarily due to lower revenues associated with our change in business model and related product roll out.

Operating Expenses

Total operating expenses for the six months ended December 31, 2009 were $330,211 as compared to total operating expenses of $1,605,296 for the same period ending December 31, 2008, representing a decrease of $1,275,085 or 79.4%.  Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses.  The decrease in the operating expenses during the six months ended December 31, 2008 was primarily due to cost reduction efforts, lower marketing expenses and stock based compensation.  During the six months ended December 31, 2009 we recorded $0 in stock based compensation compared to $466,453 for the same period ended December 31, 2008.  Stock based compensation expenses as a percentage of revenue for the six months ended December 31, 2009 was 0% as compared to 35.6% for the same period ended December 31, 2008.

General and administrative expenses for the six months ended December 31, 2009 were $199,466, as compared to general and administrative expenses of $732,470 for the same period ending December 31, 2008, representing a decrease of $533,004 or 72.8%.   The decrease of general and administrative expenses during the six months ended December 31, 2008 was mainly due to cost reduction efforts employed by us.

Marketing and sales expenses for the six months ended December 31, 2009 were $49,993, as compared to marketing and sales expenses for the same period ended December 31, 2008 of $277,838 representing a decrease of $227,845 or 82.0%.  Marketing and sales expenses as a percentage of revenue for the six months ended December 31, 2009 was 9.3% as compared to 21.2% for the same period ended December 31, 2008.  The decrease reductions in marketing expenditures during the product definition and process standardization of our software product.

Research and development expenses for the six months ended December 31, 2009 were $80,751, as compared to $137,535 for the six months ended December 31, 2008 representing a decrease of $56,784, or 41.3%.  Research and development expenses as a percentage of revenue for the six months ended December 31, 2009 was 15.1% as compared to 10.5% for the same period ended December 31, 2008.   This was primarily due to decreased revenue.

Other Income and Expenses

For the six months ended December 31, 2009, we incurred interest expense of $911,028 as compared to $437,153 for the same period ended December 31, 2008.   Within the interest expense for the six month period ended December 31, 2009, we recorded $652,324 in debt discount amortization and $0 in deferred offering cost amortization as compared to $179,340 and $115,398, respectively, for the same period ending December 31, 2008. For the three months ended December 31, 2009 we recorded income of $3,795,138 for the change in the fair value of a derivative liability associated with the conversion feature of notes versus $0 for the same period ending December 31, 2008.

Net Income (Loss)

Our net income for the six months ended December 31, 2009 was $2,796,669 as compared to a net loss of $960,444, for the same period ended December 31, 2008.  The increase in net income during the six months ended December 31, 2009 was primarily attributable to the increase in fair value of derivation liability associated with outstanding convertible instruments and decrease operating expenses offset by lower revenue.

Liquidity and Capital Resources

Cash Flow Used in Operating Activities

Operating activities used cash of $77,221 for the six months ended December 31, 2009, as compared to $140,820 for the same period ending December 31, 2008.  The decrease in cash used for operating activities for the six months ended December 31, 2008 was primarily a result of lowered operating expenses.

Cash Flow Used in Investing Activities

Investing activities used cash of $1,058 for the six months ended December 31, 2009, as compared to $0 for the same period ended December 31, 2008.

Cash Flows From Financing Activities

Net cash provided from financing activities was $65,567 for the six months ended December 31, 2009 consisting of a $25,000 loan from director and shareholder, $20,567 from a promissory note and $20,000 from the sale of 20,000,000 shares of common stock.  Net cash provided from financing activities was $100,000 for the six months ended December 31, 2008 consisting of $100,000 for the sale of 555,556 shares of common stock and warrants to purchase 277,778 shares of common stock to a single accredited investor.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are not effective as at the end of the period covered by this report.

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

FUTURE NOW GROUP INC.

Date: February 22, 2010	By: /s/ William Schloth
William Schloth
Chief Executive Officer and Accounting Officer