Form 10-Q
period 2010-03-31
Future Now Group Inc.
filed 2010-05-24
CIK 1370555

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2010

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

As of May 21, 2010, there were 97,125,063 shares of our common stock, par value $0.001 per share, outstanding.

FUTURE NOW GROUP INC.
Form 10-Q
Quarterly Report
March 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index to the Financials

FUTURE NOW GROUP INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND JUNE 30, 2009

	3/31/10	6/30/09
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,176	$34,138
Investment in available for sale marketable securities	206,186	39,212
Accounts receivable, net	12,848	10,650
Note receivable	6,200	58,132
Prepaid expenses	42	73,333
TOTAL CURRENT ASSETS	262,452	215,465

Fixed assets, net	1,058	-
Intangible asset, net	133,886	236,387
Goodwill	185,717	185,717
TOTAL ASSETS	$583,113	$637,569

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$624,339	$585,468
Accrued interest	205,055	13,094
Derivative liability	833,176	4,712,227
Deferred revenue	-	41,477
Income tax payable	1,500	1,500
Due to shareholder and director	75,000	-
Current portion of long-term debt	2,171,995	1,442,103
TOTAL CURRENT LIABILITIES	3,911,065	6,795,869

Convertible debentures, net of discount	0	41,568
TOTAL LIABILITIES	3,911,065	6,837,437

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 900,000,000 shares authorized, 97,125,063 and 77,125,063 shares issued and outstanding, as of March 31, 2010 and June 30, 2009, respectively	97,125	77,125
Additional paid-in capital	4,209,078	4,209,079
Retained deficit	(7,603,157)	(10,340,284)
Accumulated other comprehensive loss	(30,998)	(145,788)
TOTAL STOCKHOLDERS' DEFICIT	(3,327,952)	(6,199,868)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$583,113	$637,569

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software subscription revenues	$161,315	$110,500	$572,925	$118,757
Professional service revenues	38,750	95,475	158,195	1,399,096
Total Revenues	200,065	205,975	731,120	1,517,853

Cost of Revenues	105,897	85,304	367,516	400,490
Gross Profit	94,168	120,671	363,604	1,117,363

Operating expenses:
Marketing and sales	18,170	22,420	68,163	307,981
Research and development	48,607	155,773	129,359	309,482
Stock based compensation	-	45,834	-	512,287
General and administrative	59,207	298,344	260,284	1,067,104

Total operating expenses	125,984	522,371	457,807	2,196,854

Loss from operations	(31,816)	(401,700)	(94,203)	(1,079,491)

Other (income) expenses
Interest expense and amortization of debt discount	105,685	212,402	1,016,714	649,448
Change in the fair value of derivative liability	(83,913)	0	(3,879,051)	-
Amortization of deferred financing costs	-	134,944	-	250,343
Other expense	1,697	65,040	30,651	62,786
Total other expenses (income)	23,469	412,386	(2,831,686)	962,577

Income (Loss) before taxes	(55,285)	(814,086)	2,737,483	(2,042,068)
Income tax provision (benefit)	356	50	356	(269,495)

Net income (loss) applicable to common shareholders	$(55,641)	$(814,136)	$2,737,127	$(1,772,573)

Comprehensive income (loss):
Unrealized gain (loss) on available for sale marketable securities	15,395	(75,267)	114,790	(74,439)

Total comprehensive income (loss)	$(40,246)	$(889,403)	$2,851,917	$(1,847,012)

Net income (loss) per share - basic	$(0.00)	$(0.01)	$0.03	$(0.02)
Net income (loss) per share - diluted	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted number of shares outstanding -
basic	97,125,063	78,563,952	89,022,873	78,130,741
diluted	97,125,063	78,563,952	1,275,836,060	78,130,741

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

	Preferred Stock		Common			Accum Comp
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Gain (Loss)	Retained (Deficit)	Stockholders' (Deficit)

Balance June 30, 2009	-	$-	77,125,063	$77,125	$4,209,078	$(145,788)	$(10,340,283)	$(6,199,868)

Change in fair value of marketable securities						114,790		114,790
Sale of common stock			20,000,000	20,000				20,000
Net income for period							2,737,126	2,737,126

Balance March 31, 2010	-	$-	97,125,063	$97,125	$4,209,078	$(30,998)	$(7,603,157)	$(3,327,952)

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,737,127	$(1,772,573)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in deferred tax asset	-	(269,670)
Provision for doubtful accounts	(10,500)	(4,500)
Stock based compensation	-	512,287
Depreciation	-	8,900
Change in derivative liability	(3,879,051)	-
Amortization of prepaid interest	73,333	165,000
Amortization of debt discount	738,814	307,469
Amortization of intangibles	102,500	102,501
Amortization of deferred offering costs	-	250,342

Change in operating assets and liabilities:
Accounts and notes receivable	(15,049)	94,064
Prepaid and other current assets	-	(14,605)
Accounts payable and accrued expenses	182,832	405,236
Deferred revenue	(41,477)	(101,722)
Security deposit and other assets	-	11,022
Net cash used in operating activities	$(111,471)	$(306,249)

CASH FLOW FROM INVESTING ACTIVITIES:
Equipment purchases and leasehold improvements	(1,058)	-
Net cash (used in) investing activities	$(1,058)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan from director and shareholder	75,000	-
Proceeds from promissory note with accredited investor	20,567	-
Proceeds from sale of common stock	20,000	100,000
Proceeds from bank credit line	0	100,000
Net cash provided by financing activities	$115,567	$200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,038	(106,249)

CASH AND CASH EQUIVALENTS at beginning of period	34,138	228,467
CASH AND CASH EQUIVALENTS at end of period	$37,176	$122,218

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$16,823
Income Taxes	$-	$500

Supplemental schedule of non-cash investing and financing activities
Issuance of stock for services to be provided	$-	$550,000
Issuance of stock for board of directors quarterly retainer	$-	$12,000
Contribution of deferred compensation to equity	$-	$241,481
Forgiveness of promissory note	$-	$25,000
Conversion of note receivable and accrued interest to available for sale marketable securities	$55,486	$-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

FUTURE NOW GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) AS OF MARCH 31, 2010

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Future Now Group Inc. (“FNGI”, the “Company” or “Future Now”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  This document should be read in conjunction with the Company’s Form 10K/A filing for June 30, 2009 and other financial reports filed from time to time.

Liquidity.  As of March 31, 2010, we had $37,176 in cash.  We had $206,186 in restricted marketable securities and $12,848 in accounts receivable, $3,648,613 in working capital deficiency, and an accumulated deficit of $7,603,157.   Our operating loss for the three and nine months ended March 31, 2010 was $31,816 and $94,204, respectively.   As of March 31, 2010 we were still in default in the $1,800,000 notes we hold. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 2.  PROMISSORY NOTE AND FINANCING.

On October 30, 2009, two secured debenture executed with an investors on October 29, 2007 matured.  The Company was unable to repay the obligation and as such continues to be in default

On October 8, 2009, the Company received $75,000 from a board member who is also a shareholder.  The amount has been treated as a loan from shareholder and at the present time does not have an interest rate.  The Company plans to formalize the securities instrument underlying the loan along with its overall restructuring efforts.

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

NOTE 3.  COMMON STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock and 50,000,000 shares of preferred stock both with par value of $0.001.  The Company had 97,125,063, and 77,125,063 shares of common stock issued and outstanding as of March 31, 2010 and June 30, 2009, respectively.

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

The tables below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and June 30, 2009:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)
	March 31, 2010	June 30, 2009

Marketable securities	$206,186	$39,212

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	March 31, 2010	June 30, 2009

Beginning balance	$4,712,227	$—
Increase (Decrease) in Derivative Liability	(3,879,051)	3,861,262
Initial Derivative Liability	—	850,965
Ending balance	$833,176	$4,712,227

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three and nine months ended March 31, 2010.

	Three Months Ended 3/31/10	Nine Months Ended 3/31/10

Net income (loss) attributable to common stockholders for basic computation	(55,641)	2,737,127

Net income (loss) attributable to common stockholders for basic computation
Net income(loss) attributable to common stockholders	(55,641)	2,737,127
Diluted effective of conversion feature of notes	(871,707)	(3,749,755)
Net income(loss) for dilutive computation	(927,348)	(1,012,628)

Basic income (loss) per common share:
Weighted average common shares outstanding	97,125,063	89,022,873
Basic income (loss) per common share	$(0.00)	$0.03

Diluted income (loss) per common share:
Weighted average common shares outstanding	97,125,063	89,022,873
Dilutive effect of conversion feature of notes	0	1,186,813,187
Weighted average diluted common shares outstanding	0	1,275,836,060
Diluted income (loss) per common share	0.00	$(0.00)

As of March 31, 2010, the Company has 10,867,618 and 9,324,757 outstanding options and warrants, respectively, the effects of which are anti-dilutive at March 31, 2010.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

     In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should 1. be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; 2. be related solely to past performance; and 3. be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.

     Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. We assume no obligation to update our forward-looking statements to reflect new information or developments or for any other reason, or reflect any events or circumstances after the date of this quarterly report or the date of any applicable amendment to this quarterly report. We urge readers to review carefully the risk factors described in our filings with the Securities and Exchange Commission. These documents can be read at www.sec.gov ..

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

Results of Operations

Summary of Key Results

Total revenues, including revenues from professional services and software subscriptions for the unaudited nine months ended March 31, 2010 were $731,120, as compared to the revenues of $1,517,853 for the same period ending March 31, 2009, representing a 51.8% decrease.   This decrease was primarily due to our change in business model from professional services to software as a service offering.

Total operating expenses including sales and marketing expenses, stock based compensation, research and development and general and administrative expenses for the unaudited nine months ended March 31, 2010 were $457,807 as compared to $2,196,854 for the same period ending March 31, 2009.   Total general and administrative expenses for the nine months ended March 31, 2010 were $260,284 as compared to $1,067,104 for the same period ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2010 was $200,065 as compared to revenue of $205,975 for the same period ended March 31, 2009, representing a decrease of $5,910 or 2.9%.   The three months ended March 31, 2010 and March 31, 2009 revenues include $38,750 in professional services, $161,315 in monthly software subscription fees, versus $95,475 and $110,500, respectively.   Going forward we intend to focus most of our efforts on rapidly growing revenue from our monthly subscription-based OnTarget™ product.

Cost of revenues for the three months ended March 31, 2010 was $105, 897 as compared to cost of revenues of $85,304 for the same period ended March 31, 2009, representing a increase of $20,593, or 24.1%.    Cost of revenues for the three months ended March 31, 2010 was 52.9% of total revenues compared with 41.4% of total revenues for the same period ended March 31, 2009.  Gross margins for the three months ended March 31, 2009 was 47.1%, as compared to 58.6% for the same period ended March 31, 2009, representing a decrease of 22.0%.   The decrease in our gross margins was primarily due to our change in business model and related lower revenue during our sales and delivery process development efforts.

Operating Expenses

Total operating expenses for the three months ended March 31, 2010 were $125,984 as compared to total operating expenses of $522,371 for the same period ending March 31, 2009, representing a decrease of $396,387 or 75.9%.  Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses.  The decrease in the total operating expenses was primarily due to cost reduction efforts and lower stock based compensation. During the three months ended March 31, 2010 we recorded $0 in stock based compensation compared to $45,834 for the same period ended March 31, 2009.

General and administrative expenses for the three months ended March 31, 2010 were $59,207, as compared to general and administrative expenses of $298,344 for the same period ending March 31, 2009, representing a decrease of $239,137, or 80.2%.  The decrease of general and administrative expenses during the three months ended March 31, 2010 was mainly due to cost reduction efforts employed by us.

Marketing and sales expenses for the three months ended March 31, 2010 were $18,170, as compared to marketing and sales expenses for the three months ended March 31, 2009 of $22,420 representing a decrease of $4,250, or 19.0%.  Marketing and sales expenses as a percentage of revenue for the three months ended March 31, 2010 was 9.1% as compared to 10.9% for the same period ended March 31, 2009.  The decrease was primarily due to reduced marketing efforts during the period of product definition and operating system development.

Research and development expenses for the three months ended March 31, 2010 were $48,607, as compared to $155,773 for the three months ended March 31, 2009 representing a decrease of $107,166, or 68.8%.   Research and development expenses as a percentage of revenue for the three months ended March 31, 2010 was 24.3% as compared to 75.6% for the same period ended March 31, 2009.    The decrease was primarily due to cost reduction measurements employed by the Company.

Other Income and Expenses

For the three months ended March 31, 2010, we incurred interest expense of $105,685 as compared to $212,402 for the same period ended March 31, 2009.   Within the interest expense for the three-month period ended March 31, 2010, we recorded $49,685 in debt discount amortization and $0 in deferred offering cost amortization as compared to $102,705 and $134,944, respectively, for the same period ending March 31, 2009.  For the three months ended March 31, 2010 we recorded an expense of $83,913 for the change in the fair value of a derivative liability associated with the conversion feature of notes versus $0 for the same period ending March 31, 2009.

Net Income (Loss)

Our net loss for the three months ended March 31, 2010 was ($55,641) as compared to a net loss of ($814,136), for the same period ended March 31, 2009.   The decrease in net loss during the quarter ended March 31, 2009 was primarily attributable to cost reductions and the recording of the derivative liability associated with the conversion feature of notes.

Results of Operations for the Nine Months Ended March 31, 2010 and March 31, 2009

Revenues and Cost of Revenues

Total revenues for the nine months ended March 31, 2010 were $731,120 as compared to revenue of $1,517,853 for the same period ended March 31, 2009, representing a decrease of $786,733 or 51.8% primarily resulting from our change in business model.    The nine months ended March 31, 2010 revenues include $158,195 in professional services and $572,925 in monthly software subscription fees, versus $1,399,096 and $118,757 respectively, for the same period ended March 31, 2009.   Going forward we intend to focus most of our efforts on rapidly growing revenue from our monthly subscription-based OnTarget™ product.

Cost of revenues for the nine months ended March 31, 2010 was $367,516, as compared to cost of revenues of $400,490 for the same period ended March 31, 2009, representing a decrease of $32,974, or 8.2%.  Cost of revenues for the nine months ended March 31, 2010 was 50.3% of total revenues compared with 26.4% of total revenues for the same period ended March 31, 2009.   Gross margins for the nine months ended March 31, 2010 was 49.7%, as compared to 73.6% for the same period ended March 31, 2009, representing a decrease of 67.5%.   The decrease in our gross margins was primarily due to lower revenues associated with our change in business model and related product roll out.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2010 were $457,807 as compared to total operating expenses of $2,196,854 for the same period ending March 31, 2009, representing a decrease of $1,739,047 or 79.2%.  Our total operating expenses were comprised of sales and marketing expenses, stock based compensation, research and development and general and administrative expenses.  The decrease in the operating expenses during the nine months ended March 31, 2010 was primarily due to cost reduction efforts, lower marketing expenses and stock based compensation.  During the nine months ended March 31, 2010 we recorded $0 in stock based compensation compared to $512,287 for the same period ended March 31, 2009.  Stock based compensation expense as a percentage of revenue for the nine months ended March 31, 2010 was 0% as compared to 33.8% for the same period ended March 31, 2009.

General and administrative expenses for the nine months ended March 31, 2010 were $260,285 as compared to general and administrative expenses of $1,067,104 for the same period ending March 31, 2009, representing a decrease of $806,819 or 75.6%.   The decrease of general and administrative expenses during the nine months ended March 31, 2009 was mainly due to cost reduction efforts employed by us.

Marketing and sales expenses for the nine months ended March 31, 2010 were $68,163, as compared to marketing and sales expenses for the same period ended March 31, 2009 of $307,981 representing a decrease of $239,818 or 77.9%.   Marketing and sales expenses as a percentage of revenue for the nine months ended March 31, 2010 was 9.3% as compared to 20.3% for the same period ended March 31, 2009.

Research and development expenses for the nine months ended March 31, 2010 were $129,359, as compared to $309,482 for the nine months ended March 31, 2009 representing a decrease of $180,123, or 58.2%.  Research and development expenses as a percentage of revenue for the nine months ended March 31, 2010 was 17.7% as compared to 20.4% for the same period ended March 31, 2009.   This was primarily due to decreased revenue.

Other Income and Expenses

For the nine months ended March 31, 2010, we incurred interest expense of $1,016,714 as compared to $649,448 for the same period ended March 31, 2009.   Within the interest expense for the nine month period ended March 31, 2010, we recorded $688,324 in debt discount amortization and $0 in deferred offering cost amortization as compared to $308,354 and $250,343, respectively, for the same period ending March 31, 2009.   For the nine months ended March 31, 2010 we recorded income of $3,879,051 for the change in the fair value of a derivative liability associated with the conversion feature of notes versus $0 for the same period ending March 31, 2009.

Net Income (Loss)

Our net income for the nine months ended March 31, 2010 was $2,737,127 as compared to a net loss of $1,772,573, for the same period ended March 31, 2009.   The increase in net income during the nine months ended March 31, 2010 was primarily attributable to the increase in fair value of derivation liability associated with outstanding convertible instruments and decrease operating expenses offset by lower revenue.

Liquidity and Capital Resources

Cash Flow Used in Operating Activities

Operating activities used cash of $111,471 for the nine months ended March 31, 2010, as compared to $306,249 for the same period ending March 31, 2009.  The decrease in cash used for operating activities for the nine months ended March 31, 2010 was primarily a result of lowered operating expenses.

Cash Flow Used in Investing Activities

Investing activities used cash of $1,058 for the nine months ended March 31, 2010, as compared to $0 for the same period ended March 31, 2009.

Cash Flows From Financing Activities

Net cash provided from financing activities was $115,567 for the nine months ended March 31, 2010 consisting of a $75,000 loan from a director and shareholder, a $20,567 promissory note and $20,000 from the sale of 20,000,000 shares of common stock.    Net cash provided from financing activities was $200,000 for the nine months ended March 31, 2009 consisting of $100,000 for the sale of 555,556 shares of common stock and warrants to purchase 277,778 shares of common stock to a single accredited investor and a $100,000 drawdown on a credit line from the bank.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are not effective as at the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting during the three months ended March 31, 2010.

There were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings. From time to time, we are involved in various routine non-material legal proceedings incidental to the conduct of our business.

ITEM 1A.  RISK FACTORS

Not applicable .

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

In addition to the negotiations with PTM the Company is also in technical default of the convertible notes (the “Notes”) entered into on various dates between March 2007 and August 2007. Section 2 (c) of such Notes contains an automatic principal redemption feature (the “Redemption Feature”) whereby the Company will pay three and one-half percent of its gross revenues to redeem the Notes. The first measurement period for the redemption payment was from April 1, 2007 through March 31, 2008. In April 2008, the Company remitted a total of $75,891 in principal to the Note holders. The outstanding principal balance of the Notes as of March 31, 2010 was $374,109 and accrued interest of $52,671. For the period from April 1, 2008 through March 31, 2010 the Company reported $3,083,261 in gross revenue. As such a redemption payment of $107,914 is currently due on the Notes.

ITEM 4.  (REMOVED AND RESERVED).

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

FUTURE NOW GROUP INC.

Date: May 24, 2010	By: /s/ William Schloth
William Schloth
Chief Executive Officer and Accounting Officer